Form 10QSB
period 1996-06-30
XOX CORP
filed 1996-10-24
CIK 798122

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB



       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1996


                       Commission file number 333-05112-C

                                 XOX CORPORATION
           (Name of small business issuer as specified in its charter)


          Delaware                                               93-0898539
  (State or jurisdiction of                                   (I.R.S.Employer
incorporation or organization)                              Identification No.)


         1450 Energy Park Drive, Suite 120, Saint Paul, Minnesota 55108
                                 (612) 645-9000
        (Address and telephone number of principal executive offices and principal place of business)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                             Yes __X__  No____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $.025 Par Value - 2,908,756 shares outstanding as of October 24, 1996.

Transitional Small Business Disclosure Format (check one):  Yes ____  No __X__




PART 1
FINANCIAL INFORMATION

Item 1. Financial Statements

XOX CORPORATION
Balance Sheets
U.S. Dollars                                  June 30, 1996   December 31,1995
                                                (unaudited)
                                              -------------   ----------------
Current assets:
  Cash                                            12,292           29,918
  Accounts receivable                             37,449           38,108
  Prepaid expenses                                55,299            1,405
                                               ---------        ---------
    Total current assets                         105,040           69,431
Property and equipment:
  Furniture and fixtures                          45,705           46,890
  Computer equipment                             296,665          289,760
  Leasehold improvements                          64,300           64,300
                                               ---------        ---------
                                                 406,670          400,950
  Less accumulated depreciation                  323,573          311,514
    Net property and equipment                    83,097           89,436

                                               ---------        ---------
      Total assets                               188,137          158,867
                                               =========        =========

Current liabilities:
  Accounts payable                               213,053           81,714
  Accrued expenses                                 7,098           14,733
  Bridge financing                               403,000           56,000
  Notes payable                                   53,939           60,116
  Accrued interest                                 4,872          126,079
  Convertible debenture                                0        1,482,880
                                               ---------        ---------
    Total current liabilities                    681,962        1,821,522

Deferred revenue                                 200,486           90,001

Long-term liabilities:
  Long-term debt - related parties             1,063,821        1,086,755
  Accrued interest - related parties             133,811          132,345
  Accrued payroll taxes                           34,977           34,163
  Other accrued liabilities                       82,349           58,765

Stockholders' deficit:
  Series A convertible preferred stock             4,000            4,000
  Common stock                                    49,512           33,141
  Additional paid-in capital                   7,248,430        5,437,484
  Accumulated deficit                         -9,311,211       -8,539,309
    Total stockholders' deficit               -2,009,269       -3,064,684

    Total liabilities and stockholders'
                                               ---------        ---------
    deficit                                      188,137          158,867
                                               =========        =========

                        See Note to Financial Statements



PART 1
FINANCIAL INFORMATION

Item 1. Financial Statements
                                              For the Three Months Ended        For the Six Months Ended
XOX CORPORATION                                        June 30,                         June 30,
Statements of Operations                        1996             1995             1996             1995
U.S. Dollars                                 Unaudited        Unaudited        Unaudited        Unaudited
                                             --------------------------        --------------------------
Net Revenue:
  Customer support and consulting               43,267           35,300          169,524          127,481
  Product revenue                               31,595            8,145           78,655           73,438
  Royalties                                     10,766            3,048           16,776            7,048
                                             ---------        ---------        ---------        ---------
                                                85,628           46,493          264,955          207,967

Operating expenses:
  Research and development                     165,805          111,834          346,136          257,884
  Selling, general and administrative          293,544          365,128          549,753          686,690
                                             ---------        ---------        ---------        ---------
                                               459,349          476,962          895,889          944,574

Net loss from operations                      -373,721         -430,469         -630,934         -736,607

Interest income                                     81            3,717              549            4,763
Interest expense                                78,980           33,288          141,517           88,615

Net loss                                      -452,620         -460,040         -771,902         -820,459
                                             =========        =========        =========        =========

Net loss per share                               -0.20            -0.23            -0.34            -0.41

Weighted average number of shares
  outstanding                                2,313,000        2,004,633        2,250,308        2,004,633

                        See Note to Financial Statements




PART 1
FINANCIAL INFORMATION

Item 1. Financial Statements
                                                     For the Six Months Ended
XOX CORPORATION                                              June 30,
Statement of Cash Flows                                1996             1995
U.S. Dollars                                        Unaudited        Unaudited
                                                    --------------------------

OPERATING ACTIVITIES
  Net loss                                          -771,902         -820,459
  adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation                                     12,059           20,005
     Recognition of deferred revenue                 -22,016           -8,250
     Noncash interest expense related to
      warrants                                        30,745           13,740
     Changes in other operating assets and
      liabilities:
       Accounts receivable                               659          -34,250
       Prepaid expenses                              -53,894            6,771
       Accounts payable                              131,339          -77,457
       Accrued interest                               64,517           12,000
       Accrued liabilities                            16,763            9,929
       Deferred revenue                              132,501           97,354
                                                   ---------        ---------

  Net cash used in operating activities             -459,229         -780,617

INVESTING ACTIVITIES
  Purchase of property and equipment                  -5,720          -22,469
                                                   ---------        ---------

  Net cash used in investing activities               -5,720          -22,469

FINANCING ACTIVITIES
  Net proceeds from issuance of common
    stock                                            103,500                0
  Proceeds from bridge loans                         350,000                0
  Payments of bridge loans                                 0         -291,500
  Proceeds from convertible debentures                     0        1,358,262
  Payments on notes payable                           -6,177                0
                                                   ---------        ---------

  Net cash provided by financing activities          447,323        1,066,762
                                                   ---------        ---------

  Net (decrease) increase in cash                    -17,626          263,676
  Cash at beginning of period                         29,918           59,358
                                                   ---------        ---------

  Cash at end of period                               12,292          323,034
                                                   =========        =========

                        See Note to Financial Statements




                                     PART 1

                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements (continued)

                                 XOX Corporation

                          Note to Financial Statements

                                  June 30, 1996


The financial statements have been prepared by XOX Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the financial statements include normal recurring adjustments and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the accompanying notes included in the Company's final prospectus, dated September 11, 1996, for its recently completed initial public offering.

The net proceeds to the Company for the recently completed initial public offering are estimated to be approximately $4,913,000, after deduction of the Underwriting discount, the Underwriter's nonaccountable expense allowance and estimated expenses of the offering payable by the Company. In this regard, the balance sheet as of June 30, 1996 includes offering expenses of $53,894 in the "prepaid expenses" category of current assets.




ITEM 2.   Management's Discussion and Analysis or Plan of Operation

LIQUIDITY AND CAPITAL RESOURCES

The enclosed financial statements have added the financial and business activity of the Company's June 1996 and June 1995 operations to the five month stub that appeared in the final prospectus of the Company's recently completed initial public offering. As such, there is not a significant amount of new business transactions included in this quarterly filing beyond the information contained in the registration statement on Form SB-2.

As of June 30, 1996 the Company had a working capital deficit of $576,922. The net proceeds estimated at $4,913,000 from the recently completed public offering has improved the Company's liquidity and health of its balance sheet. The Company will use those net proceeds, assuming no exercise of the Underwriter's over-allotment option, in the following approximate amounts:

  Repayment of Certain Liabilities                           $  839,000
  Capital Expenditures                                          150,000
  Sales and Marketing                                           600,000
  Research and Product Development                            1,450,000
  Investments and Joint Developments                            750,000
  Working Capital                                             1,124,000

       Total                                                 $4,913,000


RESULTS OF OPERATIONS

The Company hired an additional engineer in June 1996 to increase the work effort on the feasibility study and possible development of a hardware accelerator for its software products. A hardware accelerator is either a circuit board that is added to existing computers or, eventually, a custom computer chip that is built as part of a personal computer or workstation. This work is in the very early stages and prior to this effort, the Company has had no experience in the hardware market. Both the potential benefits to customers and business risks were explained in the sections on Risk Factors and Business Description in the Company's final prospectus dated September 11, 1996.

During the quarter ended June 30, 1996, the Company continued its sales and marketing efforts to the targeted markets, with the Geosciences and Advanced Computer Aided Design and Analysis receiving special emphasis.

On June 21, 1996, the Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission at its Midwest Regional Office in Chicago, Illinois. Preparation of this registration statement and the intervening work that took place before a closing session was held on the completed initial public offering on September 16, 1996, consumed much of the time and energies of the Company's executive staff.

For the next several quarters the Company believes that it will be difficult to accurately estimate future revenues, and as a result, operating results may vary substantially from quarter to quarter.




                                     PART II

                                OTHER INFORMATION


ITEM 1.  Legal Proceedings

The Company is not involved in any pending or, to its knowledge, threatened litigation.


ITEM 6.  Exhibits and Reports on Form 8-K

         (A)   Exhibits

               27 Financial Data Schedule (submitted only in electronic format).

         (B) No report on Form 8-K has been filed during the last quarter of the period covered by this report.



In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      XOX Corporation



                                      By
                                          -------------------------------------
                                          Lawrence W. McGraw
                                          President and Chief Executive Officer


  October 24, 1996                    By
                                          -------------------------------------
                                          William J. Birmingham
                                          Chief Financial Officer