Form 10QSB
period 1996-09-30
XOX CORP
filed 1996-10-24
CIK 798122

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB



       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1996


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



PART 1
FINANCIAL INFORMATION

Item 1. Financial Statements

XOX CORPORATION
Balance Sheets
U.S. Dollars                                September 30, 1996  December 31,1995
                                                Unaudited
                                            -----------------   ----------------
Current assets:
  Cash                                           3,470,071            29,918
  Accounts receivable                              105,802            38,108
  Prepaid expenses                                  78,071             1,405
                                                ----------        ----------
    Total current assets                         3,653,944            69,431
Property and equipment:
  Furniture and fixtures                            45,990            46,890
  Computer equipment                               300,478           289,760
  Leasehold improvements                            64,300            64,300
                                                ----------        ----------
                                                   410,768           400,950
  Less accumulated depreciation                    332,953           311,514
    Net property and equipment                      77,815            89,436

                                                ----------        ----------
      Total assets                               3,731,759           158,867
                                                ==========        ==========

Current liabilities:
  Accounts payable                                  72,858            81,714
  Accrued expenses                                   7,098            14,733
  Bridge financing                                 100,000            56,000
  Notes payable                                          0            60,116
  Accrued interest                                       0           126,079
  Convertible debenture                                  0         1,482,880
                                                ----------        ----------
    Total current liabilities                      179,956         1,821,522

Deferred revenue                                   244,205            90,001

Long-term liabilities:
  Long-term debt - related parties                 737,251         1,086,755
  Accrued interest - related parties                     0           132,345
  Accrued payroll taxes                             34,016            34,163
  Other accrued liabilities                         94,938            58,765

Stockholders' equity (-deficit):
  Series A convertible preferred stock                   0             4,000
  Common stock                                      72,719            33,141
  Additional paid-in capital                    12,142,164         5,437,484
  Accumulated deficit                           -9,773,490        -8,539,309
    Total stockholders' equity (-deficit)        2,441,393        -3,064,684

    Total liabilities and stockholders'
    equity (-deficit)                           ----------        ----------
                                                 3,731,759           158,867
                                                ==========        ==========

                        See Note to Financial Statements



PART 1
FINANCIAL INFORMATION

Item 1. Financial Statements
                                             For the Three Months Ended        For the Nine Months Ended
XOX CORPORATION                                     September 30,                     September 30,
Statements of Operations                        1996             1995             1996             1995
U.S. Dollars                                 Unaudited        Unaudited        Unaudited        Unaudited
                                             --------------------------        --------------------------
Net Revenue:
  Customer support and consulting              105,892           72,490          275,416          199,971
  Product revenue                               27,297           14,235          105,952           87,673
  Royalties                                      7,565            8,265           24,341           15,313
                                             ---------        ---------        ---------        ---------
                                               140,754           94,990          405,709          302,957

Operating expenses:
  Research and development                     156,199          163,444          502,335          421,328
  Selling, general and administrative          413,120          207,439          962,873          894,129
                                             ---------        ---------        ---------        ---------
                                               569,319          370,883        1,465,208        1,315,457

Net loss from operations                      -428,565         -275,893       -1,059,499       -1,012,500

Interest income                                  7,057            3,934            7,606            8,697
Interest expense                                40,771           99,389          182,288          188,004

Net loss                                      -462,279         -371,348       -1,234,181       -1,191,807
                                             =========        =========        =========        =========

Net loss per share                               -0.18            -0.19            -0.53            -0.59

Weighted average number of shares
  outstanding                                2,511,894        2,004,633        2,337,503        2,004,633

                        See Note to Financial Statements




PART 1
FINANCIAL INFORMATION

Item 1. Financial Statements
                                                     For The Nine Months Ended
XOX CORPORATION                                            September 30,
Statement of Cash Flows                                1996              1995
U.S. Dollars                                        Unaudited         Unaudited
                                                   ----------------------------

OPERATING ACTIVITIES
  Net loss                                         -1,234,181        -1,191,807
  adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation                                      21,439            26,772
     Recognition of deferred revenue                  -23,016            -9,250
     Noncash interest expense related to
      warrants                                         32,745            37,740
     Changes in other operating assets and
      liabilities:
       Accounts receivable                            -67,694           -82,185
       Prepaid expenses                               -76,666             6,771
       Accounts payable                                -8,856            62,360
       Accrued interest                               -80,801           156,928
       Accrued liabilities                             36,026            21,453
       Deferred revenue                               177,220             7,640
                                                   ----------         ---------

  Net cash used in operating activities            -1,223,784          -963,578

INVESTING ACTIVITIES
  Purchase of property and equipment                   -9,818           -81,408
                                                   ----------         ---------

  Net cash used in investing activities                -9,818           -81,408

FINANCING ACTIVITIES
  Net proceeds from issuance of common
    stock                                           5,016,441                 0
  Proceeds from bridge loans                          475,000                 0
  Payments of bridge loans                           -431,000          -359,000
  Proceeds from convertible debentures                      0         1,358,262
  Payments on long-term debt                         -326,570                 0
  Payments on notes payable                           -60,116            -6,536
                                                   ----------         ---------

  Net cash provided by financing activities         4,673,755           992,726
                                                   ----------         ---------

  Net (-decrease) increase in cash                  3,440,153           -52,260
  Cash at beginning of period                          29,918            59,358
                                                   ----------         ---------

  Cash at end of period                             3,470,071             7,098
                                                   ==========         =========

                        See Note to Financial Statements





                                     PART 1

                              FINANCIAL INFORMATION

ITEM 1.  Financial Statements (continued)

                                 XOX Corporation

                          Note to Financial Statements

                               September 30, 1996


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



ITEM 2.   Management's Discussion and Analysis or Plan of Operation

LIQUIDITY AND CAPITAL RESOURCES

During September 1996, the Company completed an initial public offering of 850,000 units priced at $7.00 per unit, each unit consisting of one share of company stock and one redeemable warrant to purchase a share of common stock at $8.00 per share. The net proceeds to the Company were approximately $4,913,000, after deduction of the underwriting discount, the underwriter's nonaccountable expense allowance and estimated expenses of the offering payable by the Company. The Company's liquidity and health of its balance sheet were significantly improved as a result of this cash infusion. The net proceeds does not include the exercise of the Underwriter's over-allotment option, which could still take place in the next few weeks. If the Underwriter exercises the over-allotment option in full, the Company will realize additional net proceeds of approximately $776,000.

The Company believes the net proceeds from this offering, together with cash generated from operations, will be sufficient to meet the Company's capital needs for at least 24 months.

Shortly after the receipt of proceeds from the offering the Company paid off some debt and accrued interest in the amount of $986,000, got current with its accounts payable, and paid accrued salaries in the amount of $50,625 to some employees. The Company also paid $80,000 for an annual insurance premium for Directors and Officers liability insurance.

A schedule of the debt repayments and accrued interest includes the following:

1994 Bridge Loans                                                $ 56,000
April & May 1996 Bridge Loans                                    $250,000
July 1996 Working Capital Loan                                   $100,000
August 1996 Bridge Loan                                          $ 25,000

         Sub-Total Bridge Loans                                  $431,000

Long-Term Debt - Variable Repayment Debentures                   $326,570

July 1995 Leasehold Improvement Loans                            $ 54,560

Accrued Interest Expense Through Sept. 30, 1996                  $174,000

Total Debt & Interest Payments - September, 1996                 $986,130



RESULTS OF OPERATIONS

During the quarter ended September 30, 1996, the Company's sales and product development activities placed special emphasis in the Geosciences and Computer Aided Engineering (CAE) industries. The company believes that these market areas offer the best opportunity for customer revenues in the next several quarters.

Net revenues for the quarter ended September 30, 1996 were $140,754, an increase of 48% over the comparable quarter of 1995. Custom consulting work with ANSYS represented $50,000 of the revenue for the quarter ended September 30, 1996. ANSYS is a leader in the Finite Element Analysis industry and represents one of the earliest adopters of the Company's SHAPES(R) software product.

Selling, general and administrative expenses were $413,000 for the quarter ended September 30, 1996, almost double the expenses of $207,000 for the comparable quarter in 1995. The hiring of a full-time Chief Financial Officer in July 1996, the hiring of a Director of North American Sales in January 1996, the hiring of one additional customer support employee, and membership fees for joining the GoCad consortium based at the University of Nancy in France were the major factors accounting for the expense increase. The Company paid $42,500 in membership dues and fees to GoCad in the month of September 1996, $30,000 of which was a one-time, new member fee.

Several software engineers are expected to be hired during the fourth quarter of 1996 both at XOX's Saint Paul operation and the joint venture in India. If the appropriate talent can be located, the Company could hire six to eight new employees during the fourth quarter of 1996.

During September 1996, the Company's joint venture effort in India was finalized. IIS-XOX Asia Pacific Pvt. Ltd., located in New Delhi, India, completed incorporation under Indian law and obtained the appropriate banking and export licenses.

In May 1996, the convertible debentures, with a carrying value of $1,508,000 and accrued interest of $184,258 were converted into 564,086 shares of common stock. This reduced the interest expense for the quarter ended September 30, 1996 by approximately $38,000 when comparing to the comparable quarter of 1995.

For the next several quarters, the Company believes that it will be difficult to accurately estimate future revenues, and as a result, operating results may vary substantially from quarter to quarter. At its current stage of operations, The Company's quarterly revenues and results of operations my be materially affected by the timing of the development, introduction and market acceptance of the Company's and its licensees' products.




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