Form 10KSB40
period 1996-12-31
XOX CORP
filed 1997-03-24
CIK 798122

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 1996
                       Commission file number 333-05112-C

                                 XOX CORPORATION
           (Name of small business issuer as specified in its charter)


                Delaware                                 93-0898539
       (State or jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                  Identification No.)

         1450 Energy Park Drive, Suite 120, Saint Paul, Minnesota 55108
                                 (612) 645-9000
        (Address and telephone number of principal executive offices and principal place of business)

Securities registered pursuant to Section 12(g) of the Act:

(1) Units, each unit consisting of one share of Common Stock, $.025 par value, and one Redeemable Common Stock Purchase Warrant.
(2) Common Stock, $.025 par value, underlying Redeemable Common Stock Purchase Warrants.
(3)  Underwriter's Warrant to purchase shares of Common Stock, $.025 par value.
(4) Common Stock, $.025 par value, issuable upon exercise of the Underwriter's Warrant.


Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No ____

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __X__

The Issuer's revenues for its most recent fiscal year were $806,506.

On March 19, 1997, the Issuer had 2,930,401 shares of common stock, $.025 par value, outstanding, and the aggregate market value of the common stock as of that date (based on the average of the closing bid and asked prices as of that date as reported by the Nasdaq SmallCap Market ), excluding outstanding shares beneficially owned by directors and officers, was approximately $9,286,000.

DOCUMENTS INCORPORATED BY REFERENCE: The issuer's final prospectus filed pursuant to rule 424(b) dated as of September 11, 1996; SEC File No. 333-05112-C

Transitional Small Business Disclosure Format (check one):  Yes ____;  No __X__



                                     PART I

     This Form 10-KSB contains certain forward-looking statements. For this purpose, any statement contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," believe," "anticipate," or "continue" or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, not limited to, but including the risk factors set forth in the "Risk Factors" section of the Company's Registration Statement on Form SB-2 (File No. 333-05112-C).

ITEM 1.   DESCRIPTION OF BUSINESS

(a)       BUSINESS DEVELOPMENT

     XOX Corporation (the "Company" or "XOX" [pronounced zocks] ) designs, develops and markets proprietary software for geometric computing which encompasses as much of the entire body of geometry as the Company believes to be possible into a computer system. SHAPES(R), currently the principal product offering of the Company, adds physical characterization to visual data, allowing computer models to be "felt" in addition to being seen. This ability to "feel" the item modeled also differentiates the Company's product from Computer Aided Design ("CAD") solid modelers, as does the capability to include bodies of different dimensions in a single complex model of intersecting surfaces and solids, such as three dimensional ("3D") earth models or models of the human body. The completeness of the Company's product allows it to model or simulate real world geometry problems where much more information is needed when compared to graphics or visualization needs, or where the models are much more complex than can be simulated with solid modeling geometry alone.

     Uses of geometric computing software include, but are not limited to, Geophysical software (such as oil-field modeling), Computer Aided Design ("CAD"), Computer Aided Engineering ("CAE"), Geographical Information Systems ("GIS"), Medical Image Processing, Industrial and Graphics Arts Design, Animation as well as Scientific Visualization and Analysis.

     The Company was incorporated under the laws of the state of Delaware on September 16, 1985.

     For the past three years, the Company has focused a significant portion of its development and marketing resources in the Geosciences and CAE industries. The Company believes that these market areas offer good opportunities for customer revenues in the next two years and beyond.

     On September 11, 1996, the Company completed its initial public offering of its Units, each Unit consisting of one share of Common Stock and one Redeemable Common Stock Purchase Warrant. The offering, including a partial exercise of the underwriter's over-allotment option, resulted in the sale of 870,000 Units and provided the Company with net proceeds of approximately $4,997,000. These net proceeds have given the Company the financial resources to pay down some debt and to continue to pursue its business strategy.

(b)       BUSINESS OF THE COMPANY

PRODUCTS

     The Company's principal product, the SHAPES(R) Geometric Computing System ("SHAPES"), is sold and licensed to software developers to be embedded in their application software. The Company's primary near term business strategy is to generate royalty revenues from these application software developers. Additional near term revenues are expected to be received from a CAD cleanup product ("GDX") and a product (SHAPES - SURFER(R)) from Shell Oil Company which XOX recently agreed to market.

     SHAPES not only adds speed and clarity of "feel" to any visual model, but also handles much more complex modeling requirements when compared to the solid modeling geometry that exists in CAD systems. These solid modelers are prevalent in the products marketed by the large CAD vendors, including Autodesk, Inc., Parametric Technologies, Inc., SDRC, EDS Unigraphics, Matra Division, and others as well as the ACIS product marketed as an independent geometry product by Spatial Technologies. These modelers were developed in the 1970's and 1980's using a subset of geometry (called B-splines or NURBs) specifically for the purpose of designing manufactured solid objects, like automobile parts, airplane parts, etc. Based on feedback received from its customers, the Company maintains that these modelers are limited in four important areas where the Company believes its product excels in contrast to competing products:

(1) Retention of material properties, like the porosity and density of the parts of the human body for medical applications, or the retention of similar measurements for the elements of an earth model, such as distinguishing oil, water, gas, shale and rock.

(2) Precise and robust intersections, the functions directly covered by the Company's patents. SHAPES has excelled in modeling complex intersections like those that occur with earth layers intersecting faults and salt domes.

(3) N-dimensional and mixed-dimensional modeling. This is a unique capability of SHAPES, used for example to intersect one-dimensional struts to a three-dimensional platform for the CAD-like design of an offshore oil rig. This capability is extended to the modeling of boreholes inserted into a 3D earth model or a surgical instrument intrusion into the 3D model of the human body.

(4) The ability to model ill-formed data. CT scans in the Medical field and Seismic data in Geosciences create fuzzy data. Using industry supplied methods for identifying points of interest, the Company's product easily converts this data into accurate and robust models, allowing users to look at and feel areas of interest in great detail, and to simulate the impact of change.

     The advantages of SHAPES over solid modelers are now leading the Company to develop its first end-user product (as compared to the set of software libraries which the Company normally sells to its application software customers). This product is being developed to "clean up" data produced by CAD solid modelers so the designs can be used for Advanced CAD applications like Finite Element Analysis (e.g. stress testing, heat testing, etc.), Rapid Prototyping and manufacturing or machining. It is estimated that more than 25% of the CAD designs are inadequate for these next steps, meaning that parts don't intersect properly, have tears, gaps or holes or are otherwise incoherent. The Company's product (called GDX-Geometric Data Exchange) will automatically or interactively correct these deficiencies. GDX was originally scheduled to be released for sale late in the year of 1996. Delays in the development schedule make third quarter 1997 a more probable release date of this new end-user product.

     Through its focus in the Geosciences industry, the Company has become more involved in specific uses of its technology to aid in oil and gas exploration and production. Through the Company's efforts with Shell Oil Company, Shell has begun to deploy SHAPES - based applications in its exploration activities. As a result of this deployment, Shell envisions that some of its usages of SHAPES may be marketable to the rest of the Geoscences industry. Accordingly, the Company has entered into an agreement with Shell to market these software "applet" usages of SHAPES. The Company expects revenues from these efforts by the third quarter of 1997.

CUSTOMERS

     Some of the licensees for development and remarketing of the Company's software now include:

      Customer                       Application Area             Comments
      --------                       ----------------             --------

SAS IP, Inc. / ANSYS, Inc.           Finite-Element Analysis      Released
Technosoft, Inc.                     CAM                          Released
Schlumberger Corporation             Geophysical Modeling         Released
Landmark Graphics, Inc.              Geophysical Modeling         In development
SAPEX                                CAD / CAM                    In development
CogniSeis Development, Inc.          Geophysical                  In development
Evans and Sutherland Corporation     Simulation Software          Released
Seismic Micro-Technology, Inc.       Geophysical Modeling and     In development
                                     Visualization

     SHAPES has been licensed as an enabling component technology to over 20 software developers. Five of these developers have released products which include SHAPES and which have begun to generate royalty revenues for the Company. Over 20,000 copies of SHAPES have been shipped as component software by these developers. Some of the end-user customers employing the Company's technology include Shell Oil, Mobil Oil, Stanford University, the Mayo Clinic, Siemens Corporate Research, Inc., Purdue University, Ford Motor Company, E.I. Du Pont de Nemours and Company, and Harris Corporation.

     For the fiscal year ended December 31, 1996, revenues from Schlumberger were approximately $213,000 and Landmark Graphics provided approximately $175,000 of revenues, representing approximately 26% and 22% of total Company revenues, respectively. The Company anticipates that Schlumberger could account for over 20% of its annual revenue in 1997 and beyond.

MARKETS AND APPLICATIONS

     Initially, the Company focused its marketing efforts principally on software developers in the CAD market, achieving modest acceptance. In the last two years, the Company has begun to explore market areas other than CAD, including Geophysical software, Geographical Information Systems ("GIS"), Medical Imaging, Animation, Consumer Games and Entertainment, Scientific Visualization and Analysis software, Computer Aided Manufacturing ("CAM"), and CAE. Because the full breadth of the Company's product is well suited for 3D Earth Modeling and because this industry is actively pursuing new technology, the Geosciences industry currently represents the Company's strongest niche market.

     GEOSCIENCES

     The Geosciences industry represents the largest number (ten) of active developers of SHAPES-based products, including Shell Oil and Schlumberger Corporation ("Schlumberger"). The end-users of these products, principally oil exploration and oil producing companies, invest heavily in computer technology to aid in locating new oil fields and enhancing the production and extraction of existing oil fields. The Company has been working closely with Schlumberger, the world's largest oil services company, to refine and adapt SHAPES as a geometric modeler for use in the geophysical industry.

     The precision of SHAPES geometry in creating 3D earth models enables users to build more accurate models than previously possible. Oil companies have substantial interest in models which accurately direct their exploration and production activities. The Company is extending SHAPES capabilities in this industry to allow simulation of more complex earth models. The Company also believes that the need for interactive manipulation of such models by reservoir engineers makes this industry a prime target for the speed enhancements projected with a hardware implementation of SHAPES.

GEOGRAPHICAL INFORMATION SYSTEMS (GIS)

     The Geographical Information Systems (GIS) market, primarily concerned with world mapping needs, is a very large software market primarily oriented toward two dimensional (2D) mapping. There is sizable three dimensional (3D) mapping potential in GIS, especially in usages within the world's defense industries, where 3D precision is a definite requirement and in usages by municipalities, where underground mapping is desirable. Although the Company has participated in this industry on a very limited basis (e.g. products under development by Evans and Sutherland), the broad acceptance of 3D mapping has been slow, primarily due to the inability to assimilate large amounts of data.

     Recently, however, the Company has had a more active interest in 3D GIS through an affiliation with Imetrix Ltd., a startup Israeli company with promising complementary technology. XOX has entered into a joint development and marketing agreement with Imetrix Ltd. to integrate its leading edge data capture technology for aerial and satellite data capture. XOX hopes that successful integration of XOX's technology with such data capture capabilities will allow it to create a presence in this very large industry.

     ADVANCED COMPUTER AIDED DESIGN AND ANALYSIS

     The Company was formed in 1985 to develop 3D geometric modeling software for use in conjunction with CAD applications. CAD had emerged in the late 1970's, with a principal focus on simulating and studying model surface areas, such as testing potential wind resistance over the surface of an airplane wing or automobile. Generally, software developed for CAD applications uses a limited portion of Euclidian geometry (the geometry of B-splines) to simulate surface areas through a process commonly referred to as solid modeling. Some inherent limitations to solid modeling technology are its inability to accurately depict areas of intersection or to identify characteristics beneath the surface of a model. In contrast, the concept of SHAPES was to incorporate the full body of Euclidian geometry into a geometric computing software system. This enables SHAPES-based products to generate more sophisticated models of complex surfaces, models of internal structures (such as faults, salt domes and layers of different materials in Geoscience applications), and models that incorporate non-geometric information such as properties of materials.

     Although CAD systems have done well with less sophisticated geometry systems, some advanced usages are emerging which exceed the capabilities of standard CAD systems. After CAD designs are created, they are used for various purposes, including computer-based analysis of how a designed product might perform under various stresses, pressures and heat treatment. An industry called Finite Element Analysis ("FEA") exists to test such designs. A leader in the FEA industry, ANSYS, Inc. (the parent of SAS IP, Inc.) ("ANSYS"), was one of the earliest adopters of SHAPES technology. ANSYS has been shipping SHAPES-embedded products since 1992. In working with ANSYS, the Company has confirmed that the designs produced by CAD systems are often inadequate for these "advanced" needs because the geometry is not complete; the designs do not intersect and have "tears" and "holes," along with other inadequacies. The Company's GDX product offering, scheduled to be released in the third quarter of 1997, addresses this need and offers a solution to the problem.

     ANIMATION

     The animation industry is one of the leading-edge users of high-technology 3D graphics (visualization) hardware and software. However, the Company believes that there is significant potential for adding 3D geometry (modeling) capabilities to some of the computer systems used in this industry. Although the Company has not conducted market research, the Company believes its technology has capabilities desired by both the consumer games industry and the entertainment industry (for special effects and film production); in addition, the Company believes if it is successful in developing its hardware accelerator, new opportunities will exist in this industry.

MEDICAL IMAGING AND ANALYSIS

     Similar to the Geosciences industry, the Medical Imaging and Analysis market involves the modeling of complex surfaces and differing material properties. The Company believes its technology could have broad application within this market, including the use of information from CT (Computed Tomography) and MRI (Magnetic Resonance Imaging) scans to develop sophisticated models of portions of the human body for radiation therapy planning, orthopedic fittings, development of surgical strategies, and assistance in robotic surgery. The ability to look at parts of the human body under different stress conditions has significance in the medical industry. As an example, using SHAPES-based products from two of the Company's customers, researchers at Stanford University created computer models of a series of real blood vessels and arteries. They then modeled, not just visualized, the effect of moderate exercise on a clinically observed plaque deposit within an artery. They were able to conclude that the flow through the artery was clearly less impeded with the accelerated flow resulting from moderate exercise. Although the use of SHAPES in this industry is less mature than in some of the other industries described, the Company intends to market its enabling technology to medical application developers because of the unique capabilities of SHAPES.

     OTHER POTENTIAL MARKETS

     There are many other industries where the Company believes its technology has future potential. These include: (i) molecular modeling; (ii) architectural modeling; and (iii) other earth sciences (including oceanography, ground water pollution and air pollution modeling). The Company intends to target those industries where the need is the most immediate, the returns are likely to be the greatest, and where it will have the opportunity to deliver potentially dominant technology.


STRATEGY

     The Company's primary product strategy is to position itself as the provider of next generation geometric modeling component software. As the demand for and uses of geometric computing capabilities increase in the coming years, the Company will seek to position its product to become the standard geometric co-processor, much like the math co-processor currently existing in virtually all computers. However, the Company anticipates that it will gain the majority of its near-term ( through 1998) revenues through the receipt of royalties from software developers who embed SHAPES as a software component into their products, and from related applets. In addition, the Company has recently placed greater emphasis on licensing SHAPES directly to selected end-users. By expanding its products to include end-user versions like GDX, and applets like SHAPES-SURFER(R), the Company hopes to become less dependent on longer-term Original Equipment Manufacturers ("OEM") sales for its total revenues.

     The Company believes this end-user marketing approach is important in the near term. Based on the Company's past experience in the marketplace, the licensing of a software component often takes developers as long as 18 to 24 months from initial contact to royalty generation. However, once royalties are generated, the ongoing expenses associated with a license will be limited. Conversely, end-user licensing involves much shorter cycles, with decisions typically made in a 90-day time frame. Selling and support costs are higher than in the software component portion of the business. The Company believes that it will be able to generate short-term revenue from the sale of its end-user products.

     Existing and prospective customers of the Company have expressed their belief that the Company's ability to develop performance accelerators, as geometric computing becomes more complex and demanding, could foster the Company's future growth. The current intent is for these performance accelerators to include hardware implementations and ports to commercially available workstation multi-processor systems. Given that the Company's product is being adapted to the more complex needs of geometric modeling, a hardware accelerator is desirable because of the speed that the Company believes such an implementation would enable. Ultimately, the Company hopes to integrate its geometry software into the general purpose instruction set of a processor, creating a "geometry co-processor," much in the same way that graphics and floating point computations are increasingly integrated with a general purpose processor to form a math co-processor in today's PCs and workstations.

MARKETING AND SALES

     The Company markets its products in North America, Europe and Asia through its direct sales force and distributors, both strongly supported by a technical sales support staff. The Company also sells its products pursuant to an agreement with IIS Infotech, Ltd. ("IIS"), its partner in the Indian Joint Venture organization.

     Currently the Company's sales force in North America consists of seven employees, one of whom directly markets and sells the Company's products and services. The six sales support people are responsible for helping the customers to perform an in-depth technical evaluation of SHAPES before it can be considered as a core technology for the customer's software. The Company's sales support staff will often build an initial prototype of a potential application during this phase.

     In Europe, the Company has engaged distributors located in Berlin and Paris, managed by a European General Manager located in London. Because of the technical nature of the required sales process, these distributors are required to have strong direct sales and support capabilities. The Company intends to expand its distributorships to include Asia and Australia in 1997 and also market its products in Asia through its Indian Joint Venture organization.

LICENSE AND DISTRIBUTOR AGREEMENTS

     The Company has entered into license agreements with the entities listed in the section entitled "Customers." Other than its agreement with Schlumberger Corporation, which could account for over 20% of its annual revenue in 1997 and beyond, no other license agreement is anticipated to account for more than 10% of the Company's future revenue. These license agreements provide that each customer is entitled to utilize the Company's proprietary technology in the development of the customer's product. With the exception of the agreement with Unitechnic SA, which provides exclusivity in France, the license agreements are non-exclusive and provide that each licensee is required to make royalty payments to the Company based on the number of customer products sold. Each of the license agreements provide that the licensee may cancel the agreement at any time upon written notice and further provide the licensee with the right to use source code in certain prescribed events. In such event, however, the licensee must continue to pay royalties described in the agreement. Although the existence of this term may diminish the value of the Company's assets, the Company believes that the licensee's obligation to continue to make royalty payments would minimize the impact.

     The royalty obligation and joint ownership provisions of the agreement with Fairfield Imaging-VoluMetrix were terminated with the Company's purchase of the rights to a volume visualization software product from VoluMetrix.

     The Company's distribution agreements with TechSoft GmbH and Unitechnic SA grant the entities the right to distribute the Company's products. These agreements provide that any license generated as a result of a distributor's efforts will be directly between the Company and the licensee. The agreements provide that the distributor will invoice the licensee and pay a portion of such fees and royalties to the Company. The distribution agreement with TechSoft originally provided that it had exclusive distribution rights to the Company's SHAPES product in Europe and the independent republics formerly part of the Soviet Union and Israel. However, this agreement has been modified as a result of TechSoft's failure to meet the performance measures mandated in the agreement. This failure is perceived by the Company to be attributable to TechSoft's limited sales and support capabilities outside of Germany. As a result, the agreement with TechSoft is now a non-exclusive distribution right. The Company's agreement with Unitechnic grants it the sole distribution right in France for the Company's SHAPES products.

COMPETITION

     In the geophysical market, The GoCad Research Program is the Company's primary competitor. GoCad is a consortium based at the University of Nancy in France which includes several large petroleum companies and a large French geophysical software company. The consortium's GoCad software product is designed specifically for geophysical modeling and has significant technical strengths in the area of surface or boundary representations which exist in geophysical modeling.

     The ACIS Geometric Modeler, a solid modeling product developed by Spatial Technology Inc., ("Spatial") is the primary competitive product in the CAD and CAM marketplace. In the CAD/CAM market, Spatial has attempted to position ACIS as a geometry standard. Spatial has had some success in the scientific visualization and CAM markets but has not yet achieved success in penetrating the geophysical niche. The Company also faces known competition from a variety of other competitors in the CAD/CAM market including ParaSolids, developed by EDS Unigraphics and CAS.Cade, developed by Matra Datavision.

     As with all rapidly evolving technological environments, the Company will likely face competition from other competitors which are not currently known. In addition, internal development is a strong alternative in the market segments pursued by the Company. For many CAD software developers geometry is considered to be integral to their development process and architecture. Also, the payment of royalties may be considered to be high in comparison to the cost of maintaining an internal geometry staff.

     Finally, if the Company ultimately develops a hardware accelerator, its competition is anticipated to come from current workstation vendors such as Silicon Graphics, SUN Microsystems, IBM and Hewlett Packard, as well as board manufacturers, such as Evans and Sutherland Corporation or Alacron. These companies produce high speed graphic chips, boards, and workstations. Accordingly, they continue to focus on the 3D visual presentation of computer data. The Company's high speed 3D geometry would further enhance high speed graphics and, thus, be viewed as competition. However, one or more of these companies may want to add high speed geometry to their graphics systems and could, therefore, be potential partners in incorporating the SHAPES technology in their high speed graphics products.

     Many of the Company's competitors have more experience, greater specialization and greater financial and other resources than the Company. The Company believes that the technical abilities, functionality and design make its product superior to those of its competitors. The Company also believes that the financial resources provided by its recent public offering will enhance its competitive position, in part, because the Company will be able to hire additional qualified individuals and thereby increase its competitive position. Since the completion of the Company's initial public offering, seven additional employees have been hired, which brings the total employment for XOX's operation in the United States to twenty five full-time employees. Six of the recent new hires were software engineers or customer support representatives with strong software engineering backgrounds.

RESEARCH AND DEVELOPMENT

     The Company plans to focus on research and development which will allow it to more fully exploit its technology in the Geophysical software, CAD/CAM/CAE, GIS, Medical Imaging, and Animation markets. Currently the Company is working on development of: (i) a graphical user interface product to simplify the use of its technology; (ii) speed and performance improvements for handling large models; and (iii) its GDX product, which is intended to provide for the input of CAD data in various formats (IGES, VDA, STEP, SAT), filling of inadequacies contained is such data and exclusion of extraneous data used in advanced CAE applications. The Company believes that the technical capabilities and experience of its employees, coupled with the net proceeds from its recent public offering, will allow it to complete the projects described above.

     As the use of SHAPES in applications matures and the complexity of geometry computing increases, the Company foresees an increasing need to move applications-specific geometry tools from software to hardware. The Company is currently in the early stages of investigating the feasibility of a hardware accelerator for its software. It is the belief of the management of the Company that such an accelerator would be extremely beneficial for applications which are currently limited because of the size and complexities of the tasks to be accomplished. It is anticipated that a hardware accelerator would add value to applications and allow faster integration of SHAPES into customer products.

     The Company spent $525,000 in 1995 and $926,000 in 1996 on research and development, all of which expenses were borne by XOX. The increased spending in 1996 when compared to the previous year is a direct result of the growth in Company employment levels and activity levels with the Indian Joint Venture described below.

JOINT VENTURE EFFORT

     In December 1995, the Company entered into a joint venture agreement with IIS Infotech Ltd. ("IIS"), a major software services company located in New Delhi, India thereby beginning the organization of IIS-XOX Asia Pacific Pvt. Ltd. ("IIS-XOX"). IIS has been ISO certified for approximately six years. IIS employs over 500 people in the software services business and is better staffed than the Company to provide low cost, high quality application development service to the Company and its customers. Through this effort, the Company intends to accomplish an accelerated integration of SHAPES into its customers' end-user products. Based upon the foregoing information, the Company expects that IIS-XOX will be able to service the application development needs of the customers of the Company for much less than it would cost the Company to provide equivalent services. Because IIS-XOX is able to respond to a larger number of customers in a more timely manner, the Company believes that this relationship will benefit both the Company and its customers. Recent work with a XOX customer, Seismic Micro-Technology, Inc. of Houston, Texas, is a good example of this beneficial relationship.

OTHER

     The joint venture agreement provides that IIS-XOX will be incorporated for the purpose of providing geometry related products, services, sales and marketing support for SHAPES. IIS-XOX is to have 500,000 total authorized shares, 300,000 of which will initially be outstanding. The Company and IIS will each hold 142,500 shares representing 47.5% of the outstanding shares of IIS-XOX. Neither party can dispose of its shares in the venture for a period of five years, without the consent of the other party, nor can it assign its rights under the agreement to another party unless it is a successor entity. The remaining 15,000 shares representing 5% of the outstanding shares of IIS-XOX are to be held by Dr. Indranil Chakravarty. Each of the founders is responsible for contributing proportionate capital amounts to form IIS-XOX. During calendar year 1996 XOX paid the compensation and employee benefits of Dr. Chakravarty and in December 1996, made a payment to the joint venture of $41,000 for XOX's equity participation. Each party has preemptive rights to acquire shares to be sold by one of the other parties to the agreement. Additionally, the joint venture agreement sets forth the makeup of the four-person Board of Directors of IIS-XOX, which will include two members (including Dr. Chakravarty) designated by the Company. The Company has currently designated Lawrence W. McGraw as the second of its director designees. Finally, the agreement contains customary confidentiality, non-competition, and other provisions relating to maintenance and ownership of intellectual property rights.

     The formal organization of IIS-XOX, under Indian law as well as obtaining the appropriate banking and export licenses was essentially complete at December 31, 1996. Dr. Indranil Chakravarty, a Vice President of XOX, has been named Managing Director of this joint venture effort and now resides in New Delhi, India.

     Dr. T.K. Srikanth, a co-founder of XOX and the former Vice President of Software Development, has recently returned to India to establish a satellite operation for XOX in Bangalore, India.

PATENTS AND PROPRIETARY TECHNOLOGY

     The Company relies on patents, patent applications, trademark, copyright and trade secret laws, employee and third party non-disclosure agreements and other methods to protect its proprietary rights. The Company currently holds two patents relating to intersection algorithms and one patent approved for issuance relating to the microtopology module in the United States. There can be no assurance any future patent applications will be granted or that any current or future patent, regardless of whether the Company is an owner or a licensee of such patent, will not be challenged, invalidated or circumvented or that the rights granted thereunder or under licensing agreements will provide competitive advantages to the Company. Management of the Company believes that the Company's technology is further protected by the knowledge, experience, and creativity of the Company's research and development staff, which enables them to rapidly develop new technologies in an industry characterized by rapid technological change. However, there can be no assurance that competitors could not successfully duplicate the Company's proprietary software by their own research efforts or that the Company will be able to retain (or replace) personnel important to its research and development efforts.

     The Company's success is dependent on protecting its proprietary software and intellectual property rights, especially the computer algorithms that allow the Company's products to process geometric data with the generality, speed, reliability, and efficiency required in the computer marketplace, are of critical importance to the Company. Thus, it is the Company's policy, whenever possible, to file for patents, copyrights, and trademarks and to aggressively pursue perceived infringements of its technology.

OTHER

     The Company is not a manufacturer, and as such, there are no raw materials or principal suppliers to be concerned with. The use of magnetic media, tapes, diskettes, "chips" or transmitting the software via telecommunications is common with all software companies. There are no governmental approvals or regulations currently affecting the marketing of existing or future software products. There are no current environmental laws germane to the Company's business.

EMPLOYEES

     As of the date of this Form 10-KSB, the company employs 25 employees, six in customer support, one in sales and marketing, five in general and administrative, and thirteen in research and development, all of whom are full time employees. No employee of the Company is represented by a labor union or is subject to a collective bargaining agreement. All employees of the Company are covered by agreements containing confidentiality and non-compete provisions.
The Company believes it maintains good relations with its employees.


ITEM 2.   DESCRIPTION OF PROPERTY

     The Company currently subleases approximately 5,384 square feet of commercial office space at 1450 Energy Park Drive, Saint Paul, Minnesota 55108. The annual rental payment on these premises is approximately $17,610 in 1996; $71,787 in 1997; and $61,692 in 1998 prior to termination of the lease on October 31, 1998. The Company anticipates that business growth will require additional commercial office space be made available, possibly as soon as the fourth quarter of 1997.


ITEM 3.   LEGAL PROCEEDINGS

     The Company is not involved in any pending or, to its knowledge, threatened litigation.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since September 11, 1996 (the date of the Company's initial public offering of its Units, each Unit consisting of one share of Common Stock, $.025 par value, and one Redeemable Common Stock Purchase Warrant) and for the period which followed, the Company's Units have traded in the over-the-counter market and have been quoted on the Nasdaq SmallCap Market under the symbol XOXCU. The following table sets forth, for the calendar quarters indicated, the high and low bid prices for the Company's Units as reported by Nasdaq. Such quotations represent interdealer prices, without retail markup, markdown or commission, and do not necessarily represent actual transactions. On or about March 11, 1997, the Common Stock and Redeemable Warrants will detach and become separately tradeable. The Company's Common Stock and Redeemable Warrants have been approved for listing on the Nasdaq SmallCap Market under the symbols XOXC and XOXCW, respectively.

                                                 HIGH               LOW
1996

Third Quarter (from September 11, 1996)        $  7.75            $  6.62
Fourth Quarter                                 $  7.50            $  5.00

1997

First Quarter (through March 11, 1997)         $  5.62            $  4.75


     As of March 24, 1997, there were (a) 2,930,401 shares of Common Stock outstanding, held of record by approximately 260 persons, (b) outstanding options to purchase an aggregate of 1,010,434 shares of Common Stock, and (c) outstanding warrants to purchase an aggregate of 1,488,748 shares of Common Stock. The Company has not declared or paid any cash dividends on its Common Stock since its inception and does not intend to pay any dividends for the foreseeable future.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

     Net revenues for fiscal year 1996 were $806,506, an increase of 91% from the net revenues of $421,113 experienced in fiscal year 1995. Approximately $597,000 and $308,000, representing 74% and 73% of the net revenues were earned from customers in the Geosciences industry in fiscal 1996 and 1995, respectively. In both years two customers represented the two largest revenue sources for XOX in the Geoscience industry. Additional information on these two customers can be found in this Form 10-KSB on page 4 under the section titled "Customers." The Company anticipates that the Geosciences will continue in fiscal year 1997 to represent the strongest niche market for providing revenues to XOX.

     In the fourth quarter of 1996, $155,000 of prepaid royalties, representing cash received from customers in prior periods, met revenue recognition guidelines and were included as earned revenues in the statement of operations.

     Research and development expenses were $926,000 in 1996, an increase of 76% over the 1995 expenses of $525,000. During 1996 the Company hired five additional software engineers to work on improvements in and expansion of the product offering within SHAPES(R). The Company also hired a lead hardware engineer to start work on investigating the feasibility and development of a hardware accelerator for its software products. These employment additions during the year of 1996 are the primary reason for the expense increase.

     Selling, general and administrative expenses were $1,400,000 in 1996, an increase of 15% over the 1995 expenses of $1,218,000. During 1996 the Company hired three new employees in these functional areas. In January a Director of North American Sales joined XOX, followed by the addition of a Chief Financial Officer in July and a Business Manager in November. These three new employees accounted for approximately $181,000 of additional expenses in 1996.

     Interest income in 1996 of approximately $48,000 is a direct result of investing the surplus cash that resulted from the Company's initial public offering in September 1996 in money market accounts and short-term commercial paper. During the year of 1995 the Company had much smaller levels of surplus cash, and this resulted in a much smaller level of interest income of $9,000.

     In May of 1996, the convertible debentures, with a carrying value of $1,508,000, and accrued interest of $184,000 were converted into 564,086 shares of Common Stock. During September 1996, the Company used proceeds from its initial public offering to pay down $812,000 of various debt, and in December 1996 repaid an additional amount of $100,000 of debt. These debt conversions and repayments during 1996 resulted in an interest expense in 1996 of $196,000 compared to interest expense of $287,000 in 1995.

     For the next several quarters, the Company believes that operating results could vary substantially from quarter to quarter. At its current stage of operations, the Company's quarterly revenues and results of operations may be materially affected by the timing of the development, introduction and market acceptance of the Company's and its licensees' products.

LIQUIDITY AND CAPITAL RESOURCES

     The completion of the Company's initial public offering of its Units in September 1996, and a partial exercise of the underwriter's over-allotment option in November, provided the Company with net proceeds of approximately $4,997,000. This financing transaction gave the Company the necessary cash infusion to pay down some debt and to continue to pursue its business strategy.

     Cash and cash equivalents were $2,720,551 at December 31, 1996, compared to $29,918 at December 31, 1995. The Company's working capital was $2,730,734 at December 31, 1996 compared to a working capital deficit of $1,752,091 at December 31, 1995.

     With operating expenses continuing to far exceed revenues during 1996, the Company used approximately $1,765,000 of cash for its operating activities. The comparable amount of cash used in operating activities for 1995 was $1,452,000.

     Investing activities during 1996 used $204,000 of cash. The purchase of equipment (principally computers) and furniture and work cubicles used $78,000 of cash. The company spent an additional $85,000 of cash for the purchase of software license agreements for resale to its customers, and an equity investment in the joint venture in India used another $41,000 of cash.

     The sales of equity securities by the Company and various debt financing and repayments provided a net amount of cash of $4,660,000 from 1996 financing transactions, with the initial public offering in September clearly the major financing transaction for the Company in 1996. The private placement of $1,366,000 of convertible debentures was the principal financing transaction for the Company in 1995.

     Since February 1993, the Company has had variable repayment debentures (the VRDs or promissory notes) with past and present employees in the amount of approximately $559,000 on its balance sheet in the section of long-term debt. These promissory notes were issued to employees for past wage and salary concessions. Approximately $282,000 of these notes bear interest at the prime rate plus 2% (10.25% at December 31, 1996). The balance of the employee debt of approximately $277,000 bear no interest, but have a conversion feature allowing the note holder to convert the unpaid principal balance into Common Stock at a conversion rate of $2.50 per share.

     At a regularly scheduled meeting of the Company's Board of Directors on November 15, 1996, by a unanimous vote, the Board authorized a repayment schedule for the next three years on the interest bearing employee debt. Over the next three years, up to one-third of an employees' interest-bearing debt will be repaid annually, if the employee agrees to convert an equal or greater amount of his/her non-interest bearing debt into Common Stock at the conversion rate of $2.50 per share. Eleven individuals have chosen to accept the Board's proposal. The Company will be repaying approximately $53,000 of interest-bearing notes and converting an equivalent amount of non-interest bearing notes into Common Stock in each of the next three years, with the 1997 installment expected to be completed during the first quarter of 1997.

     XOX has entered into a joint development and marketing agreement with an Israeli company which owns leading edge data capture technology for aerial and satellite data capture. The Company hopes that successful integration of XOX's technology with such data capture technology will allow the Company to create a presence in the very large Geographic Information Systems (GIS) industry.

     The Board of Directors of the Company has authorized working capital advances to be made to the Israeli Company in the form of a convertible bridge loan up to $200,000. As part of this bridge financing, XOX has made working capital advances to the Israeli company of $12,000 in October 1996, $49,000 in January 1997, $15,000 in February 1997 and $50,000 in March 1997.

     The Company estimates that it will make capital expenditures in 1997 of approximately $140,000 for computer equipment, office furniture and work cubicles, and leasehold improvements.

     The Company also estimates that its current cash balance and the cash generated from customer revenues, will be sufficient to fund its operations and capital needs through the first quarter of 1998.


ITEM 7.   FINANCIAL STATEMENTS

     The following Financial Statements and Independent Auditor's Report thereon are included herein (page numbers refer to pages in this Report on Form 10-KSB):

                                                                         Page
                                                                         ----

Independent Auditors' Report............................................ 27

Balance Sheets as of December 31, 1996 and 1995 ........................ 28 - 29

Statements of Operations for the years ended December 31, 1996 and 1995. 30

Statements of Stockholders' Equity (Deficit) for the years ended
  December 31, 1996 and 1995............................................ 31

Statements of Cash Flows for the years ended December 31, 1996 and 1995. 32

Notes to Financial Statements........................................... 33 - 42


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE

     None



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a)       DIRECTORS, EXECUTIVE OFFICERS AND OTHER MANAGEMENT

                                                                                          DIRECTOR
NAME                         AGE     POSITION                                               SINCE
----                         ---     --------                                               -----
Robert S. Mars, Jr.          70      Chairman of the Board                                  1990

Lawrence W. McGraw           56      President, Chief Executive Officer and Director        1993

Dr. Pradeep Sinha            38      Vice President of Research, Chief Technical Officer    1987
                                     and Director

William J. Birmingham        55      Chief Financial Officer                                ----

Thomas J. Lucas              45      Director                                               1995

Dr. John A. Swanson          56      Director                                               1991

Dr. Indranil Chakravarty     43      Vice President High Performance Computing and          ----
                                     Managing Director of Joint Venture in India

Turhan F. Rahman             45      Vice President of Strategic Planning                   ----

Dr. T.K. Srikanth            38      Vice President of Software Development                 ----

John C. Finnell              39      Director of North American Sales                       ----


     ROBERT S. MARS, JR. is Chairman of the Board. Mr. Mars currently serves as Chairman of the Board of W.P. & R.S. Mars Company, an industrial distributor in Duluth, Minnesota, and Conveyor Belt Service, Inc. Mr. Mars also previously served as director of Minnesota Power. Mr. Mars is an alumnus of Carleton College in Minnesota and Babson College in Massachusetts.

     LAWRENCE W. MCGRAW has been President, Chief Executive Officer and a director of the Company since September 1993. From March 1992 to September 1993, he was a partner of the Hanna Group in Palo Alto, California, where he worked with small technology companies in the areas of strategy and sales development. From September 1990 to March 1992, Mr. McGraw was Executive Vice President of Sales and Marketing of Bimillennium Corporation, a California-based startup software company, which developed specialized software products for the engineering and scientific niches. Prior to this time, Mr. McGraw had extensive sales and marketing and sales management experience with IBM and Tandem Computers, Inc., including serving as Tandem's Vice President of North American Sales. Mr. McGraw received a Bachelor's degree in Aeronautical Engineering from the University of Notre Dame and a J.D. degree from the University of Denver Law School.

     DR. PRADEEP SINHA is a co-founder of the Company, a director and the Vice President of Research and Chief Technical Officer. Dr. Sinha's research provided the basis upon which the Company's software products were developed. Dr. Sinha received his Doctorate from Cornell University in Mechanical Engineering.

     WILLIAM J. BIRMINGHAM joined the Company in July 1996 as Chief Financial Officer. From January 1995 to March 1996, he served as Chief Financial Officer for B-Tree Verification Systems, Inc., a Minneapolis-based company that provides test stations that validate the software in devices containing embedded microprocessors. From December 1992 through December 1994, he was Chief Financial Officer of Waters Instruments, Inc., Rochester, Minnesota, a company that manufactures electro-mechanical devices for the medical, computer, communications and agriculture markets. Prior to this time, Mr. Birmingham was Chief Financial Officer of a startup medical device company in Minneapolis (f/k/a Cherne Medical) and had an extended career with 3M Company, Saint Paul, Minnesota involving financial and marketing management positions. Mr. Birmingham received both a Masters and Bachelors degree from the University of Wisconsin, Madison and is a Certified Public Accountant.

     THOMAS J. LUCAS is a director of the Company. Mr. Lucas has been employed by Flint Ink Corporation, located in Detroit, Michigan since June 1990. Mr. Lucas has been the Group Vice President since October 1992, and prior to that time was Vice President of Sales and Marketing. Mr. Lucas holds a J.D. degree from William Mitchell College of Law in Saint Paul, Minnesota and an A.B. from the University of Notre Dame.

     DR. JOHN A. SWANSON is a director of the Company. Since March 1993, Dr. Swanson has been the Chief Technologist at ANSYS , Inc. From 1970 to March 1993, Dr. Swanson was President of Swanson Analysis Systems, Inc. ( now ANSYS). Dr. Swanson founded ANSYS, Inc. in 1970 to develop a finite element program that is now used worldwide in many industries for product design and simulation. Dr. Swanson received his Masters degree from Cornell University in Mechanical Engineering and his Doctorate degree from the University of Pittsburgh in Applied Mechanics.

     DR. INDRANIL CHAKRAVARTY joined the Company in July 1995 as Vice President of High Performance Computing. Dr Chakravarty is also the Managing Director of IIS-XOX Asia Pacific Pvt., Ltd., a joint venture of the Company and IIS Infotech, Ltd., and currently resides in New Delhi, India. From June 1993 to June 1995, Dr. Chakravarty was Program Manager at Siemens Corporate Research, Inc. From April 1981 to May 1993, Dr. Chakravarty was Program Manager at Schlumberger, Ltd. Dr. Chakravarty holds a Bachelors degree in Electrical Engineering from New York University and received his Masters and Doctorate degrees from Rensselaer Polytechnic Institute in Computer and Systems Engineering.

     TURHAN F. RAHMAN is a co-founder of the Company and Vice President of Strategic Planning. Mr. Rahman has been investigating hardware implementation strategies for the Company's products. Mr. Rahman has served as a faculty member in computer science at the University of Minnesota and has held engineering positions with General Electric and the Cornell Laboratory of Nuclear Studies. Mr. Rahman received a Bachelors degree in Computer Science and Electrical Engineering from the University of Minnesota.

     DR. T.K. SRIKANTH is a co-founder of the Company and the former Vice President of Software Development. Dr. Srikanth was responsible for leading the Company's development and release team and ensuring that product release schedules and quality assurance levels were met. He also managed the Company's cooperative development contracts with other organizations. Dr. Srikanth received his Doctorate from Cornell University in Computer Science. Dr. Srikanth resigned his executive position with the Company on February 20, 1997 and has recently returned to India to establish a satellite operation for XOX in Bangalore, India. Dr. Srikanth continues as an employee of XOX as an advanced development specialist.

     JOHN C. FINNELL joined the Company in January 1996 as Director of North American Sales. From 1987 to December 1995, Mr. Finnell was North American Sales and Marketing Manager for LMS International, a Belgium-based company that develops and markets software products for the Computer Aided Engineering (CAE) industry. From 1983 to 1987 Mr. Finnell held sales and support positions with EG&G Structural Kinetics. From 1982 to 1983 Mr. Finnell was employed as a technical service engineer in the Oil and Gas Drilling industry with Reed Rock Bit, a division of Baker-Hughes. Mr. Finnell holds a Bachelors degree in Mechnical Engineering from the University of Michigan.

COMMITTEES OF THE BOARD OF DIRECTORS

     The Board has a compensation Committee, composed of Messrs. McGraw (Chairman), Mars and Lucas, that makes recommendations concerning executive compensation and incentive compensation for employees of the Company, subject to ratification by the Board. The Board also has an Audit Committee comprised of Messrs. Mars (Chairman), Lucas and Dr. Swanson. The Audit Committee reviews the results and scope of the audit and other services provided by the Company's independent auditors, as well as the Company's accounting principles and its system of internal controls, and reports the results of its review to the Board. The members who serve on the Audit Committee also administer the Company's 1996 Omnibus Stock Plan.

CLASSIFIED BOARD

     The Company's Amended and Restated Certificate of Incorporation provides for the classification of members of the Board of Directors. It also provides that the number of directors constituting the entire Board shall be not less than three, no more than seven, as affixed from time to time by vote of the majority of the entire Board, provided further, that the number of directors constituting the entire Board shall be five unless otherwise fixed by a majority of the entire Board of Directors. Each director shall also be the record owner of one or more shares of Common Stock of the Company. The Company's Board of Directors is classified into three classes and provides for staggered terms. One class of directors will be elected each year and the members of such class will hold office for a three-year term or until their successors are duly elected and qualified until their death, resignation or removal from office. Such classification makes it more difficult to change the members of the Board of Directors or to effect a take-over of the Company. Any director or the entire Board of Directors of the Company may be removed at any time, but only for cause and only by the affirmative vote of holders of seventy-five percent of the outstanding shares of capital stock of the Company entitled to vote generally in the election of Directors cast in the meeting of stockholders called for that purpose.

UNDERWRITER'S NOMINEE

     The Underwriting Agreement between the Company and the Underwriter provides that, for a period of three (3) years from the date of the Prospectus (September 11, 1996), the Underwriter shall have the right to designate a nominee for the election to the Company's Board of Directors and that the Company shall use its best efforts to secure the election of such nominee to its Board of Directors. As of the date of this Form 10-KSB, no nominee has been identified by the Underwriter.

(b)  SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and all persons who beneficially own more than 10% of the outstanding shares of the Company's Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company's Common Stock. Executive officers, directors and greater than 10% beneficial owners are also required to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based upon a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the year ended December 31, 1996, none of the Company's directors or officers or beneficial owners of greater than 10% of the Company's Stock failed to file on a timely basis the forms required by Section 16 of the Exchange Act.


ITEM 10.   EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table provides certain summary information for the past three years ended December 31 concerning executive compensation paid or accrued by the Company to the Company's Chief Executive Officer whose salary and bonus compensation for 1996 exceeded $100,000 (the "Named Executive Officer").

                           SUMMARY COMPENSATION TABLE

                                                                             LONG TERM
                                              ANNUAL     COMPENSATION   COMPENSATION AWARDS
                                             --------    ------------    -------------------
                                   FISCAL                                    SECURITIES
NAME AND PRINCIPAL POSITION         YEAR      SALARY        BONUS        UNDERLYING OPTIONS
---------------------------        -----     --------      -------       -------------------
Lawrence W. McGraw                  1996     $172,500      $21,000             50,000
(Chief Executive Officer)           1995      171,255       30,000              None
                                    1994      165,025         ---              50,000



STOCK OPTION GRANTS DURING FISCAL YEAR 1996

     The following table provides information regarding stock options granted during fiscal year 1996 to the Named Executive Officer in the Summary Compensation Table.

                                          % OF TOTAL OPTIONS
                             OPTIONS       GRANTED IN FISCAL     EXERCISE PRICE PER
       NAME                  GRANTED             YEAR                   SHARE           EXPIRATION DATE
Lawrence W. McGraw           50,000 (1)          19.9%                 $4.75            5 years from vesting
                                                                                        date

(1) The date of grant of the stock options was March 15, 1996. 20% of the stock options vest on the date of grant, with the remaining options vesting 20% per year on the anniversary date of the grant.


   OPTION EXERCISES DURING FISCAL YEAR 1996 AND FISCAL YEAR-END OPTION VALUES

       AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
                                  OPTION VALUES

                                                 Number of Unexercised            Value (1) of Unexercised
                       Number of                 Options at December 31, 1996     Options at December 31, 1996
                       Shares                    ----------------------------     ----------------------------
                       Acquired      Value(1)
       Name            on Exercise   Realized    Exercisable      Unexercisable   Exercisable      Unexercisable
       -----           -----------   --------    -----------      -------------   -----------      -------------
Lawrence W. McGraw       24,000      $72,000        64,000            72,000        $114,500          $74,000


(1) Value is the difference between the exercise price of the option and the closing price of the Units on December 31, 1996 of $5.00, less $.50 assigned to the warrant component of the Unit.


EMPLOYMENT AGREEMENT

     The Company has an employment agreement with Lawrence W. McGraw. Mr. McGraw's employment agreement remains in effect until December 31, 1997 or until such agreement is terminated by Mr. McGraw upon 30 days' written notice, subject to the Company's right to terminate the agreement immediately for cause or upon Mr. McGraw's continuing disability. The Company also may terminate Mr. McGraw at any time for any other reason, subject to the obligation of the Company to pay Mr. McGraw an amount equal to Mr. McGraw's base salary for a period of six months. After December 31, 1997 the employment agreement may, upon giving appropriate notice, be terminated by either party without further obligation. Mr. McGraw's current annual base salary is $172,500 and is subject to review by the Compensation Committee. Mr. McGraw also is eligible to receive certain other cash bonuses and stock option grants under the 1996 Omnibus Stock Plan, as determined by the Board. The Company is the beneficiary of a term life insurance policy on the life of Mr. McGraw for which the Company pays the annual premium. During the term of his employment, Mr. McGraw is prohibited from competing with the Company. Mr. McGraw also is prohibited from indirectly or directly competing with the Company for a period of 12 months after termination, whether for his own account or the account of a third party.

DIRECTOR COMPENSATION

     Members of the Board receive no cash compensation for serving on the Board, except for reimbursement for expenses incurred in attending meetings. From 1989 to 1995, the Company granted its non-employee, non-contractual directors ("Outside Directors") options to purchase an aggregate of 42,434 shares of Common Stock of the Company, at per share exercise prices which varied from $1.50 to $15.00. Pursuant to the Company's 1996 Omnibus Stock Plan, beginning with the 1997 annual meeting of stockholders and at each subsequent annual meeting, Outside Directors will receive nonstatutory stock options to purchase 5,000 shares of Common Stock.

1996 OMNIBUS STOCK PLAN

     The Board of Directors of the Company adopted and the Company's stockholders approved, the Company's 1996 Omnibus Stock Plan effective June 14, 1996 (the "Plan"). The Plan supersedes both the 1987 Incentive Stock Option Plan and the 1987 Non-Qualified Stock Option Plan of the Company, and no new options will be granted under either of the superseded plans. The purpose of the Plan is to promote the interests of the Company and its stockholders by providing personnel of the Company with an opportunity to acquire a proprietary interest in the Company and thereby develop a stronger incentive to put forth maximum effort for the continued success and growth of the Company and to aid the Company in attracting and retaining personnel of outstanding ability. The Company reserved a total of 500,000 shares of Common Stock for issuance under the Plan and has granted 132,500 options under the Plan.

     The Plan is administered by a committee of three or more non-employee directors of the Company (the "Committee") appointed by the Board. The Committee has responsibility to interpret the Plan and all determinations made by it shall be final and conclusive, subject in all cases to the provisions of the Plan and the applicable provisions of the Inetrnal Revenue Code of 1986, as amended (the "Code"). The Committee has complete discretion to select the participants and to establish the terms and conditions of each award, provided, however, that the Committee has no discretion with respect to the granting of options to Outside Directors.

     Outside Directors are eligible to receive only nonstatutory stock options under the Plan. Beginning with the 1997 Annual Meeting of Stockholders and at the conclusion of each subsequent annual meeting, each Outside Director will receive an option to purchase 5,000 shares of Common Stock. Options granted to Outside Directors will vest immediately upon the date of grant.

     Employees of the Company are eligible to receive incentive stock options (as that term is defined in Section 422 of the Code), nonqualified stock options, reload options, stock appreciation rights and restricted stock under the Plan. Other key individuals who are not employees, may also be granted nonqualified options under the Plan. Common Stock of the Company granted to recipients may be unrestricted or may contain such restrictions, including provisions requiring forfeiture and imposing restrictions upon stock transfer. Unless forfeited, the recipient of restricted Common Stock will have all other rights of a stockholder, including without limitation, voting and dividend rights. The value of a stock appreciation right granted to a recipient is determined by the appreciation in Common Stock of the Company, subject to any limitations upon the amount or percentage of total appreciation that the Committee may determine at the time the right is granted. Concurrent with the award of any options, the Committee also may authorize reload options to purchase for cash or shares a number of shares of Common Stock.

     The Plan requires that the option price of incentive stock options granted under the Plan shall be not less than 100% of the fair market value of the Company's Common Stock as of the date the option is granted and that the term of an incentive stock option may not exceed ten years. The Plan provides that nonqualified stock options shall have an option price not less than 85% of the fair market value of the Company's Common Stock on the date of grant. The exercise price of any incentive stock option granted to an employee who owns capital stock representing more than 10% of the voting rights of the Company's outstanding capital stock on the date of grant must be equal to at least 110% of the fair market value on the date of grant and shall expire five years from the date of grant. The Committee sets the term during which any nonqualified options may be exercised and determines whether such options are exercisable immediately, in stages, or otherwise. All options granted under the Plan are nontransferable and are subject to various other conditions and restrictions. Shares of Common Stock subject to canceled options are available for subsequently granted options under the Plan.

1987 INCENTIVE AND NON-QUALIFIED STOCK OPTION PLANS

     The 1987 Incentive and Non-Qualified Stock Option Plans (the "1987 Plans") reserved for issuance 600,000 and 200,000 shares of Common Stock, respectively. The Plans were administered by the Board which had responsibility to interpret the Plans. Employees of the Company were eligible to receive incentive stock options under the 1987 Incentive Stock Option Plan and non employees and employees could receive nonqualified options under the 1987 Non-Qualified Stock Option Plan. The 1987 Plans provide that the option price of stock options granted thereunder must be at least 100% of fair market value of the Company's Common Stock as of the date of the option grant and that the term of any incentive stock option may not exceed ten years. All options quoted under the 1987 Plans are nontransferable and are subject to various other conditions and restrictions.


ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of the date of this Form 10-KSB, the number of shares of the Company's Common Stock beneficially owned by (i) each director of the Company; (ii) each of the Named Executive Officers; (iii) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock; and (iv) all executive officers and directors as a group.

                                               NUMBER OF SHARES
                                                OF COMMON STOCK       PERCENTAGE OF
NAME                                         BENEFICIALLY OWNED(1)  OUTSTANDING SHARES
----                                         ---------------------  ------------------
SAS IP, Inc................................        377,749 (3)            12.9%
  201 Johnson Road
  Houston, Pennsylvania 15342

Minnesota Technology, Inc..................        185,194 (4)             6.3%
  111 Third Avenue South, Suite 400
  Minneapolis, Minnesota 55401

Dr. Pradeep Sinha (2)......................        160,643 (5)             5.5%

Thomas J. Lucas............................        121,310 (6)             4.1%
  6725 Colby Lane
  Bloomfield Hills, Michigan 48239

Lawrence W. McGraw (2).....................         98,000 (7)             3.3%

Dr. John A. Swanson........................         80,950 (8)             2.8%
  Box 224
  Houston, Pennsylvania 15342

Robert S. Mars, Jr.........................         20,192 (9)              *
  4414 London Road
  Duluth, Minnesota 55804

William J. Birmingham (2)..................          6,000 (10)             *

Dr. Indranil Chakravarty (2)...............         24,000 (11)             *

Turhan F. Rahman (2).......................         97,710 (12)            3.3%

Total Executive Officers and Directors
  as a group (eight persons)...............        608,805                20.8%

-----------------------------
*     Less than 1%
(1) Shares of Common Stock subject to options, warrants, or convertible debt securities currently exercisable or exercisable within 60 days after the date of this Form 10-KSB are deemed to be outstanding for purposes of computing the percentage of shares beneficially owned by the person holding such options, warrants, or convertible debt securities but are not deemed to be outstanding for purposes of computing such percentage for any other person. Except as indicated by footnote, each person or group identified has sole voting and investment powers with respect to all shares of Common Stock shown as beneficially owned by them.
(2) The address of Messrs. McGraw, Birmingham and Rahman and Drs. Sinha and Chakravarty is 1450 Energy Park Drive, Suite 120, Saint Paul, Minnesota 55108.
(3) Includes 90,230 shares subject to currently exercisable options and 166,487 shares issuable upon exercise of warrants.
(4) Includes 30,401 shares issuable upon exercise of warrants.
(5) Includes 20,651 shares issuable upon exercise of warrants and conversion privileges and 57,088 shares subject to currently exercisable options.
(6) Includes 1,344 shares subject to currently exercisable options and 25,050 shares issuable upon exercise of warrants.
(7) Includes 74,000 shares subject to currently exercisable options.
(8) Includes 11,470 shares issuable upon exercise of warrants. Does not include shares owned by SAS IP, Inc., a wholly owned subsidiary of ANSYS, Inc. Dr. Swanson is a founder and shareholder of ANSYS, Inc.
(9) Includes 5,376 shares issuable upon exercise of warrants and conversion privileges and 8,000 shares subject to currently exercisable options. Does not include 80,622 shares and 13,167 shares issuable upon exercise of warrants owned of record by Mr. Mars' children who do not reside in the same household with him.
(10) Includes 6,000 shares subject to options currently exercisable.
(11) Includes 24,000 shares subject to options currently exercisable.
(12) Includes 14,776 shares issuable upon exercise of warrants and conversion privileges and 13,182 shares subject to currently exercisable options.


ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As noted in the chart following the descriptions below, each of the following transactions involved parties related to the Company.

     In February 1993, the Company issued a series of variable repayment debentures (the"VRDs") as part of an exchange of its then current debt. These VRDs include: Collateralized VRDs in the aggregate principal amount of $150,351; Convertible VRDs in the aggregate principal amount of $69,848; Directors VRDs in the aggregate principal amount of $27,767; Employee Interest-Bearing Notes in the aggregate principal amount of $282,266; Employee Non-Interest Bearing Notes in the aggregate principal amount of $276,866; and the SAS IP VRD in the principal amount of $279,657. In connection with a Subordination and Deferral Agreement, the holders of the VRDs hold warrants to purchase 15,302 shares of Common Stock at a purchase price of $1.50 per share. Of these warrants, 9,031 are held by officers and major stockholders of the Company.

     With the exception of the Employee Non-Interest Bearing Notes, which bear no interest, the VRDs bear interest at a rate equal to the prime rate plus two percent (2%). Interest is payable on a quarterly basis, and principal is payable out of "adjusted after tax profits" as defined in the instruments evidencing the debt. The Employee Non-Interest Bearing Notes are convertible into Common Stock at a conversion rate of $2.50 per share at the option of the note holder and are payable in eight (8) quarterly installments beginning 90 days after all of the VRDs have been repaid.

     The collateralized VRDs originated out of two loan transactions in 1989. The holders of the Collateralized VRDs have the right to convert unpaid interest into Common Stock at the rate of $15.00 per share. Holders of the Collateralized VRDs have warrants to purchase 26,000 shares of Common Stock at $15.00 per share. Certain officers and directors of the Company hold an aggregate of $23,773 of the Collateralized VRDs and have warrants to purchase 1,500 shares of Common Stock.

     The Convertible VRDs originated out of a loan transaction in 1991. The holders of the Convertible VRDs have the right to convert the Convertible VRDs into Common Stock at a conversion rate of either $5.00 per share, or in the event that the Company completes an equity offering greater than $500,000, the conversion rate is 1/2 of the offering price. On June 18, 1996, the Company received waivers of conversion rights from the holders of the Convertible VRDs and, in exchange, $46,914 of the Convertible VRDs held by Dr. John A. Swanson, a director of the Company, was repaid from proceeds of the initial public offering in September 1996. An aggregate of $22,933 of Convertible VRDs and accrued interest of $3,625 were converted into 8,169 shares of Common Stock in June 1996.

     The Employee Interest-Bearing Notes and Employee Non-Interest Bearing Notes originated from wage deferrals by the Company's employees from 1988 through 1991. Officers of the Company hold $123,377 and $121,016 of the Employee Interest-Bearing Notes and Employee Non-Interest Bearing Notes, respectively. In November 1996, at a regularly scheduled meeting of the Company's Board of Directors, the Board authorized a repayment schedule for the next three years on the Employee Interest-Bearing Notes. Over the next three years, up to one-third of an employees' interest-bearing debt will be repaid annually, if the employee agrees to convert an equal or greater amount of his/her non-interest bearing debt into Common Stock at the conversion rate of $2.50 per share. Two of the Company's officers holding $83,918 of employee interest-bearing debt have elected this repayment and conversion option. The 1997 repayment installment is expected to be completed by March 31, 1997.

     The Directors VRDs originated out of a loan transaction in 1988 with the Company's then current directors. The holders of the Directors VRDs have the right to convert the principal and unpaid interest accrued thereon into Common Stock at the then current market price or the price paid by any third party. No current officers, directors or major stockholders of the Company hold any Directors VRDs.

     The SAS IP VRD originated out of a loan transaction in 1991. In connection with the original loan, and after the effect of certain anti-dilution provisions, the holder of the SAS IP VRD has (i) an option to purchase 90,230 shares of Common Stock for $294,578, and (ii) warrants to purchase 161,204 shares of Common Stock at the rate of $5.68 per share. Both of the foregoing expire two years after the final repayment of the SAS IP VRD. In September 1996 the SAS IP VRD was repaid out of proceeds from the Company's initial public offering. SAS IP is a major stockholder of the Company.

     In February 1993, the Company issued a license to ANSYS, Inc. that is now held by SAS IP. This license does not require the payment of future royalties. The Company issued a significant number of prepaid sub-licenses to Concentra, Inc. ("Concentra") (formerly Wisdom Systems, Inc./ICAD), such that it is unlikely that Concentra will pay royalties to the Company in the foreseeable future. In addition, the SAS IP VRD granted SAS IP certain rights with regard to the Company's software should the Company default on any of its obligations thereunder. In particular, SAS IP could have received a nonexclusive, royalty-free license to use a majority of the Company's intellectual property, including using such intellectual property to compete with the Company, in the event of a default.

     Beginning in January 1994, the Company obtained bridge loans (the "1994 Bridge Loans") to finance the Company prior to the completion of a private offering of shares of Common Stock. The 1994 Bridge Loans were evidenced by demand promissory notes, the outstanding principal and accrued interest of which became due and payable upon the demand of the holder thereof. The 1994 Bridge Loans bore interest at the rate of ten percent (10%) per year, compounded annually. The $56,000 of the aggregate principal amount of the 1994 Bridge Loans that was still outstanding at the time of the Company's initial public offering, was repaid in September 1996, shortly after receipt of the proceeds of the offering.

     From June through November 1994, the Company offered and sold 114,707 shares of Common Stock at a price per share of $3.00 ("PPM 6"). From November through December 1995, the Company offered and sold 96,805 shares of Common Stock at a price per share of $4.50 ("PPM 7").

     Beginning in December 1994, the Company offered a series of 10% convertible debentures (the "Debentures"). On May 31, 1996, all of the Debentures converted into 564,086 shares of Common Stock at a price per share of $3.00.

     From April through May 1996, the Company obtained bridge loans (the "1996 Bridge Loans") to finance the Company prior to completion of its initial public offering. The 1996 Bridge Loans were evidenced by promissory notes, on which the principal balance became due and payable on November 15, 1996 or out of proceeds of the initial public offering, whichever occurred first. The 1996 Bridge Loans bore interest at the rate of ten percent (10%) per year, compounded annually. In connection with these loans, the Company issued warrants to purchase 12,500 shares of Common Stock to the holders of the Bridge Loans. The 1996 Bridge Loans were repaid in September 1996, shortly after receipt of proceeds of the initial public offering.

     On August 29, 1996 an officer of the Company made a bridge loan of $25,000. This loan was evidenced by a promissory note and bore interest at the rate of 10.75%, compounded annually. There were no warrants to purchase Common Stock issued in this bridge loan transaction. The loan and accrued interest was repaid on September 17, 1996 out of proceeds from the initial public offering.

     The following directors, officers and major stockholders of the Company participated in the foregoing transactions as follows:

                                                                     Debt ($)
                        -------------------------------------------------------------------------------------------------

                                                               Employee
                                                 Employee      Non-                                 Debentures
                       Collater-    Convert-     Interest-     Interest                             (Before
                       alized       ible         Bearing       Bearing    SAS IP          1994      Conver-         1996
                         VRDs         VRDs         Notes         Notes       VRD         Bridge     sion)          Bridge
                         ----        -----        ------        ------      ----        -------     -----          ------
Thomas J. Lucas.....       ---          ---          ---           ---         ---         ---     238,000(2)     25,000
Turhan F. Rahman ...     3,088          ---       34,816        34,150         ---         ---         ---           ---
Robert S. Mars, Jr..    12,192        4,395          ---           ---         ---      61,000(1)      ---        25,000
Minnesota
  Technology, Inc...       ---          ---          ---           ---         ---     150,000      54,000           ---
SAS IP, Inc.........       ---          ---          ---           ---     279,657         ---         ---           ---
Pradeep Sinha.......     3,088          ---       49,102        48,163         ---         ---         ---           ---
TK Srinkanth........     5,404          ---       39,458        38,704         ---         ---         ---           ---
John A. Swanson.....       ---       46,914          ---           ---         ---      56,000         ---        25,000
William J.
  Birmingham........       ---          ---          ---           ---         ---         ---         ---        25,000

Totals                  23,773       51,310      123,377       121,016     279,657     267,000     292,000       100,000



                                        Equity (Shares of Common Stock)

                                --------------------------------------------

                                                                 Debentures
                                                                   (After
                                   PPM 6           PPM 7         Conversion)
                                   -----           -----         -----------
Robert S. Mars, Jr.............   17,789(1)(3)     2,250(1)          ---
John A. Swanson................   16,667             ---             ---
Thomas J. Lucas................      ---           5,555(4)        89,371(2)
Minnesota Technology...........   34,293             ---           20,500

-----------------------
(1) Of this amount, Mr. Mars converted $51,000 (plus accrued interest) into 17,789 shares of Common Stock in PPM 6 and the other $10,000 (plus accrued interest) converted into 2,250 shares of Common Stock in PPM 7.
(2) In addition, Roger C. Lucas, the brother of Thomas J. Lucas, purchased $25,000 of Debentures which converted into 9,118 shares of Common Stock.
(3) Between December 1995 to February 1996, Mr. Mars gifted the 17,789 shares of Common Stock to his seven children and their spouses.
(4) In addition, Cornelius Lucas, the father of Thomas J. Lucas, purchased 10,000 shares of Common Stock.


     Minnesota Technology, Inc. ("MTI"), had the right under an agreement with the Company to purchase its pro rata share of certain types of securities issued by the Company, including Shares, at the same price and on the same terms as others participating in the offering. The Company notified MTI of the initial public offering and MTI waived those rights.

     Dr. Indranil Chakravarty owns five percent (5%) of IIS-XIX Asia Pacific Pvt. Ltd. pursuant to the joint venture agreement between the Company, IIS Infotech Ltd. and Dr. Chakravarty.

     The Company intends that all ongoing and future transactions between the Company and its directors, officers, principal stockholders and affiliates of any such persons will be on terms no less favorable to the Company than those that are generally available from unaffiliated third parties, and will be ratified by a majority of the independent outside members of the Company's Board of Directors who do not have an interest in the transaction.


ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS. See Exhibit index at pages 44 and 45, which is incorporated herein by reference.

(b) REPORTS ON FORM 8-K. The Company filed no reports on Form 8-K during the fourth quarter of fiscal 1996.



                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors
XOX Corporation

We have audited the accompanying balance sheets of XOX Corporation as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether these financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XOX Corporation at December 31, 1996 and 1995, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.



                                              Ernst & Young LLP

Minneapolis, Minnesota
February 20, 1997





                                XOX CORPORATION

                                 BALANCE SHEETS

                                     ASSETS

                                                             December 31
                                                     ------------------------
                                                        1996          1995
                                                     ----------    ----------
Current assets:
  Cash and cash equivalents                          $2,720,551    $   29,918
  Accounts receivable                                   193,976        38,108
  Prepaid expenses                                       90,957         1,405
  Other                                                  12,000             0
                                                     ----------    ----------
Total current assets                                  3,017,484        69,431

Property and equipment:
  Furniture and fixtures                                 67,613        46,890
  Computer equipment                                    342,448       289,760
  Leasehold improvements                                 68,766        64,300
                                                     ----------    ----------
                                                        478,827       400,950
  Less accumulated depreciation                         345,190       311,514
                                                     ----------    ----------
    Net property and equipment                          133,637        89,436

License agreements, net of amortization of $4,792       110,208             0

Investment in joint venture                              41,020             0





                                                     ----------    ----------
Total assets                                         $3,302,349    $  158,867
                                                     ==========    ==========


                                 XOX CORPORATION

                                 BALANCE SHEETS

                 LIABILITIES AND STOCKHOLDERS' EQUITY (-DEFICIT)

                                                                 December 31
                                                         --------------------------
                                                             1996           1995
                                                         -----------    -----------
Current liabilities:
  Accounts payable                                       $   209,395    $    81,714
  Accrued expenses                                            77,355         14,733
  Bridge financing                                                 0         56,000
  Notes payable                                                    0         60,116
  Accrued interest                                                 0        126,079
  Convertible debenture                                            0      1,482,880
                                                         -----------    -----------
Total current liabilities                                    286,750      1,821,522

Deferred revenue                                              65,667         90,001

Long-term liabilities:
  Long-term debt - related parties                           734,451      1,086,755
  Accrued interest - related parties                               0        132,345
  Accrued payroll taxes                                       34,163         34,163
  Other accrued liabilities                                   78,624         58,765
                                                         -----------    -----------
Total long-term liabilities                                  847,238      1,312,028

Stockholders' equity (- deficit):
  Undesignated shares - 10,000,000
  Preferred Stock, $.025 par value:
    Authorized shares - 5,000,000
    Outstanding shares - 160,000 at December 31, 1995              0          4,000
  Common Stock, $.025 par value:
    Authorized shares - 5,000,000
    Issued and outstanding shares:
      December 31, 1995 - 1,243,884
      December 31, 1996 - 2,930,401                           73,260         31,097
    Additional paid-in capital                            12,236,142      5,439,528
    Accumulated deficit                                  -10,206,708     -8,539,309
                                                         -----------    -----------
Total stockholders' equity (-deficit)                      2,102,694     -3,064,684
                                                         -----------    -----------
Total liabilities and stockholders' equity (-deficit)    $ 3,302,349    $   158,867
                                                         ===========    ===========

SEE ACCOMPANYING NOTES.




                                 XOX CORPORATION

                            STATEMENTS OF OPERATIONS


                                          Year ended December 31
                                         ------------------------
                                            1996          1995
                                         ----------    ----------
Net revenues:
  Customer support and consulting        $  367,567    $  255,180
  Product revenue                           289,248       144,207
  Royalties                                 149,691        21,726
                                         ----------    ----------
                                            806,506       421,113

Operating expenses:
  Research and development                  926,115       525,292
  Selling, general and administrative     1,399,567     1,218,373
                                         ----------    ----------
                                          2,325,682     1,743,665

                                         ----------    ----------
Loss from operations                     -1,519,176    -1,322,552

Interest income                              47,838         8,849
Interest expense                           -196,061      -287,242
                                         ----------    ----------

Net loss                                -$1,667,399   -$1,600,945
                                         ==========    ==========


Net loss per share:
  Primary                                    -$0.88        -$1.21
  Fully diluted                              -$0.81        -$1.08
  Supplementary                              -$0.77        -$1.02

Weighted average shares outstanding:
  Primary                                 1,900,316     1,322,781
  Fully diluted                           2,060,316     1,482,781
  Supplementary                           2,114,887     1,537,352

SEE ACCOMPANYING NOTES.



                                                      XOX CORPORATION

                                      STATEMENT OF STOCKHOLDERS' EQUITY (-DEFICIT)

                                        Preferred Stock         Common Stock
                                      --------------------   ----------------------    Additional                       Total
                                                                                        Paid-In     Accumulated     Stockholders'
                                       Shares      Amount      Shares       Amount      Capital       Deficit      Equity (-Deficit)
                                      --------------------   ----------------------   -----------   ------------   ----------------
Balance December 31, 1994              160,000      $4,000    1,147,079     $28,677   $ 4,984,575    -$6,938,364     -$1,921,112
  Value of warrants issued in
    connection with Convertible
    Debentures......................                                                       74,300                        74,300
  Sale of Common Stock, net of
    offering costs..................                             94,555       2,364       370,584                       372,948
  Conversion of debt into
     Common Stock...................                              2,250          56        10,069                        10,125
  Net loss..........................                                                                  -1,600,945     -1,600,945
                                      --------------------   ----------------------   -----------   ------------    ------------
Balance December 31, 1995              160,000       4,000    1,243,884      31,097     5,439,528     -8,539,309      -3,064,684
  Sale of Units at $7.00 per Unit,
    net of offering costs...........                            870,000      21,750     4,975,555                     4,997,305
  Conversion of Preferred Stock
    into Common Stock...............  -160,000      -4,000      160,000       4,000
  Exercise of stock options                                      68,702       1,718        43,037                        44,755
  Sale of Common Stock at $4.50                                  15,000         375        67,125                        67,500
  Conversion of convertible
    debentures and accrued interest
    into Common Stock...............                            564,086      14,102     1,678,156                     1,692,258
  Value of warrants issued in
    connection with bridge loans                                                            5,000                         5,000
  Conversion of long-term debt
    and accrued interest into
    Common Stock....................                              8,729         218        27,741                        27,959
  Net loss..........................                                                                  -1,667,399     -1,667,399
                                      --------------------   ----------------------   -----------   ------------    -----------
Balance December 31, 1996                    0           0    2,930,401     $73,260   $12,236,142   -$10,206,708    $ 2,102,694
                                      ====================   ======================   ===========   ============    ===========

SEE ACCOMPANYING NOTES.




                                 XOX CORPORATION

                            STATEMENTS OF CASH FLOWS

                                                              Year ended December 31
                                                             ------------------------
                                                                1996          1995
                                                             ----------    ----------
OPERATING ACTIVITIES
Net loss                                                    -$1,667,399   -$1,600,945
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation                                                 32,934        22,919
    Amortization                                                  4,792             0
    Noncash interest expense related to warrants                 25,120        49,180
    Changes in other operating assets and liabilities:
      Accounts receivable                                      -155,868       -38,018
      Prepaid expenses                                          -89,552         6,471
      Accounts payable                                          127,681       -40,142
      Accrued interest                                          -64,947       131,052
      Accrued liabilities                                        58,248         8,541
      Deferred revenue                                          -24,334         8,948
      Other receivables                                         -12,000             0
                                                             ----------    ----------
Net cash used in operating activities                        -1,765,325    -1,451,994

INVESTING ACTIVITIES
Purchase of property and equipment                              -77,877       -84,135
License agreements                                              -85,000             0
Investment in joint venture                                     -41,020             0
                                                             ----------    ----------
Net cash used in investing activities                          -203,897       -84,135

FINANCING ACTIVITIES
Net proceeds from issuance of common stock                    5,102,541       372,948
Proceeds from bridge loans                                      475,000             0
Payments on bridge loans                                       -531,000      -292,375
Proceeds from notes payable                                           0        62,650
Proceeds from convertible debentures                                  0     1,366,000
Payments on notes payable                                      -386,686        -2,534
                                                             ----------    ----------
Net cash provided by financing activities                     4,659,855     1,506,689
                                                             ----------    ----------

Net increase (-decrease) in cash and cash equivalentts        2,690,633       -29,440
Cash and cash equivalents at beginning of year                   29,918        59,358
                                                             ----------    ----------
Cash and cash equivalents at end of year                     $2,720,551    $   29,918
                                                             ==========    ==========

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
Conversion of bridge loan into common stock                  $     --      $   10,125
Conversion of bridge loan and notes payable into
  convertible debentures                                     $     --      $  142,000
Conversion of accrued interest and convertible debentures
  into Common Stock                                          $1,692,258
Conversion of accrued interest and long-term debt
  into Common Stock                                          $   27,959

SEE ACCOMPANYING NOTES




                                 XOX CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                DECEMBER 31, 1996


1.   BUSINESS ACTIVITY

     XOX Corporation ("the Company" or "XOX" [pronounced zocks] ) develops and sells computer software products used in geometric computing. The Company was incorporated in September, 1985.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PROPERTY AND EQUIPMENT

     Property and equipment are stated at cost. Depreciation is provided on a straight-line method over five years, the estimated useful life of the assets. Leasehold improvements are amortized using the straight-line method over three to five years, representing the shorter of their estimated useful lives or the underlying lease term.

RESEARCH AND DEVELOPMENT

      Statement of Financial Accounting Standards No. 86, ACCOUNTING FOR THE COSTS OF COMPUTER SOFTWARE TO BE SOLD, LEASED OR OTHERWISE MARKETED, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. Costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been insignificant. All research and development costs have been expensed as incurred.

REVENUES

     Revenues from software sales is recognized upon delivery of the software. Revenues earned from customer support (i.e., long-term maintenance contracts and consulting services) is recognized over the life of the contract, on a straight-line method.

     The Company also earns royalty fees from the incorporation of its products into other vendors' software. Such revenue is recognized upon delivery of the end product.

USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

INCOME TAXES

     Income taxes are provided based on earnings reported for financial statement purposes. Deferred income taxes are provided for temporary differences between financial reporting and income tax bases of assets and liabilities under the liability method.

IMPAIRMENT OF LONG-LIVED ASSETS

     The Company will record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those are less than the assets' carrying amount.

JOINT VENTURE

     In December 1996, the Company formed a joint venture with another entity from India. The Company is a 47.5% shareholder in the joint venture. The Company's investment of $41,020 is accounted for under the equity method.

NET LOSS PER SHARE

     Net loss per share is computed using the weighted average number of shares of Common Stock outstanding during the periods presented after giving effect to the application of Securities and Exchange Commission Staff Accounting Bulletin No. 83 ("SAB 83"). Pursuant to SAB No. 83, all common shares issued and stock options and warrants granted by the Company at a price less than the initial public offering price during the 12 months preceding the offering date (using the treasury stock method until shares are issued) have been included in the calculation of common and common equivalent shares outstanding for all periods up to the initial public offering date. The fully diluted loss per share is presented using the "if converted" method and reflects the impact of the conversion of the preferred stock to Common Stock at the beginning of the earliest period presented or at the date of issuance, if later.

     In computing supplementary net loss per share, interest expense related to debt retired with the proceeds of Common Stock issued in the initial public offering has been added back to reduce the net loss. The weighted average number of shares used in the calculation consists of Common Stock outstanding during the period after giving effect to the conversion of all preferred stock to Common Stock, additional SAB No. 83 shares as determined above and the required shares of Common Stock issued to repay the debt.

STOCK-BASED COMPENSATION

     The Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and applies Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for its plans. Under APB 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation is recognized.

3.   LONG-TERM DEBT

     Maturities of the long-term debt to related parties totaling $734,451 are dependent upon the profitability of the Company in the future. Due to the uncertainty surrounding the maturities of the long-term debt, it is not possible to determine its fair market value. The various components of the debt are as follows:

* As of December 31, 1996 and 1995, promissory notes issued to various directors, officers, stockholders and employees of the Company had outstanding principal balances of $150,351. The promissory notes bear interest at the prime rate plus 2% (10.25% at December 31, 1996 and 10.5% at December 31, 1995). Interest is payable on a quarterly basis. The notes have a variable repayment plan which is dependent upon the Company attaining after-tax profits. Also, certain of the noteholders are able to convert the unpaid principal balance into Common Stock at a conversion rate of $15.00. In addition, the noteholders have warrants to purchase a total of 26,000 shares of Common Stock at $15.00 per share. The notes issued to certain of the noteholders are secured by an interest in the Company's technology.

* As of December 31, 1995, promissory notes issued to a group of stockholders, officers and directors had an outstanding principal balance totaling $69,848. In 1996, the Company repaid $46,914 of these notes. The remaining $22,934 plus $3,625 of accrued interest, was converted into 8,169 shares of Common Stock. The promissory notes bore interest at the prime rate plus 2% (10.5% at December 31, 1995).

* As of December 31, 1996 and 1995 promissory notes issued to certain directors of the Company had outstanding principal balances totaling $27,767. The promissory notes bear interest at the prime rate plus 2% (10.25% at December 31, 1996 and 10.5% at December 31, 1995). Interest is payable on a quarterly basis. The notes have a variable repayment plan which is dependent upon the Company attaining after-tax profits. As of December 31, 1995, interest of $4,536 was accrued related to those notes. The holders of these notes can convert either principal or interest into Common Stock at any time. The conversion price shall be the lower of (a) the lowest prevailing market price, or (b) the price per share paid by any third party (other than on the exercise of stock options). These notes are secured by an interest in the Company" technology.

* As of December 31, 1996 and 1995, promissory notes issued to the Company's employees for accrued wage concessions plus accrued interest, had outstanding principal balances totaling $556,332 and $559,132, respectively. Certain of these notes, totaling $280,866 at December 31, 1996, bear interest at the prime rate plus 2% (10.25% at December 31, 1996 and 10.50% at December 31, 1995). Interest is payable quarterly. The remaining employee promissory notes, totaling $275,466 at December 31, 1996, bear no interest. These notes have a conversion feature allowing the holder to convert the unpaid principal balance into Common Stock at a conversion rate of $2.50 per share. The interest bearing notes have a variable repayment plan which is dependent upon the Company attaining after-tax profits. The non-interest bearing notes shall be paid in eight equal quarterly installments beginning ninety days after the variable repayment debt has been repaid. As of December 31, 1995, there was interest of $46,122 accrued related to these notes.

* As of December 31, 1995, a promissory note issued to a related party, had an outstanding principal balance totaling $279,657. The promissory note accrued interest at the prime rate plus 2% (10.5% at December 31, 1995) and was secured by certain licensing and marketing rights in the Company's technology. In connection with the Subordination and Deferral Agreement entered into on September 30, 1993, the related party agreed to defer its interest payments until the bridge financing is repaid. In addition, the related party received warrants to purchase Common Stock equal to 25% of the interest accrued, but not paid. The exercise price of warrants is $1.50 per share. The warrants are exercisable for five years from the date of grant. In addition, the related party retains an option to purchase 90,230 shares of Common Stock at an exercise price of $294,578 and a warrant to purchase 161,204 shares of Common Stock at an exercise price of $5.68 per share as additional consideration for the loan. The option may only be exercised in full. The option and warrant both expire two years after the repayment of the promissory note. As of December 31, 1995, interest of $45,679 was accrued related to this note. The note and accrued interest was repaid in full during September 1996.

     In connection with the debt restructuring that occurred in February 1993, the Company granted a related party a perpetual, royalty free license and maintenance agreement and a separate related party a specific number of fully paid licenses. Due to the lack of a definitive time frame over which the related parties will be entitled to have the Company perform maintenance services, limited to $50,000 per year, to customers of the related parties, and the inability of the Company to estimate the cost of these maintenance services, no liability has been recorded.

4.   CONVERTIBLE DEBENTURES

     In 1995, the Company issued a total of $1,508,000 of convertible debentures. Interest accrued at the rate of ten percent per annum from the date of issue. The holders of the convertible debentures received warrants to purchase 150,800 shares of Common Stock. The warrants are exercisable at $6.00 per share and remain outstanding until May 31, 1997. In connection with the issuance of the convertible debentures, the Company granted warrants to the selling agent to purchase 44,800 shares of Common Stock at $3.00 per share. The warrants are exercisable over five years and were deemed to have a value of $74,300 which were recorded as interest expense over the life of the debenture. In May 1996, the convertible debentures, with a carrying value of $1,508,000, and accrued interest of $184,258 were converted into 564,086 shares of Common Stock.

5.   BRIDGE FINANCING

     In 1994, the Company obtained $567,500 of bridge financing. At December 31, 1995, $56,000 remained outstanding. This amount was repaid in full during 1996. The participants in the bridge financing received warrants to purchase 94,586 shares of Common Stock at a purchase price of $1.50 per share. The warrants are exercisable for five years from the date of grant.

     In March 1996, the Company borrowed $100,000 through a bridge financing agreement. The Company issued a note payable of $100,000 bearing interest at 8% per year. In connection with the issuance of the note, the Company granted warrants to purchase 2,222 shares of Common Stock at $4.50 per share exercisable over five years. The note was repaid in December 1996.

     In May 1996, the Company borrowed a total of $250,000 through a bridge financing agreement. The notes bore interest at 10% per year. In connection with the notes, the Company issued warrants for the purchase of 12,500 shares of Common Stock. The warrants are exercisable at $6.00 and remain outstanding for five years from the date of issuance. The bridge financing was repaid in September 1996.

     In July 1996, the Company borrowed $100,000 from a financial institution. The loan bore interest at 8.75% per year and had the personal guarantee of Robert S. Mars, Jr. The loan was repaid in September 1996.

     In August 1996, an officer of the Company made a bridge loan of $25,000. This loan was evidenced by a promissory note and bore interest at the rate of 10.75% compounded annually. There were no warrants to purchase Common Stock issued in this bridge loan transaction. The loan and accrued interest was repaid in September 1996.

6.   NOTES PAYABLE

     In 1994, the Company entered into a $75,000 note. The note bore interest at 10% per year. In January 1995, the note was converted into 25,000 shares of Common Stock.

     In July 1995, the Company issued a total of $62,650 in notes with interest ranging from 10% to 15%. During 1995, the Company repaid $2,534 on these notes. The notes and related interest were fully paid in 1996.

7.   STOCKHOLDERS' EQUITY

INITIAL PUBLIC OFFERING

     In September 1996, the Company sold 870,000 units in an initial public offering from which the Company received $5,481,000 before deducting expenses. Each unit sold in the initial public offering consisted of one share of Common Stock and one Redeemable Warrant. Each Redeemable Warrant entitles the holder to purchase one share of Common Stock at a price of $8.00. In March 1997, the Redeemable Warrant may be redeemed by the Company at a redemption price of $.01 per Redeemable Warrant if the closing bid price equals or exceeds (i) $10.50 per unit or (ii) $9.50 per share of Common Stock for twenty consecutive trading days.

PREFERRED STOCK

     Upon the conclusion of the Company's initial public offering, all outstanding shares of preferred stock were converted on a one-for-one basis to Common Stock. Prior to that date, the Company had issued 160,000 shares of Series A Convertible Preferred Stock. The previous Preferred Stock stockholders have a warrant to purchase 31,334 shares of Common Stock at an exercise price of $15.00 per share. The warrant expires on December 31, 1997.

     The following table summarizes the number of shares of Common Stock to be issued upon conversion of convertible preferred stock or convertible debt outstanding as of December 31, 1996:


Descriptions                                              Number of Shares   Conversion Price
------------                                              ----------------   ----------------
Common Stock issuable upon conversion of convertible
  promissory notes to various directors, officers,
  shareholders and employees............................         5,133           $15.00

Common Stock issuable upon conversion of convertible
  promissory notes to employees.........................       110,427            $2.50

Common Stock issuable upon conversion of convertible
  promissory notes to directors.........................         6,170            $4.50(1)
                                                               -------

                                   Total                       121,730

(1) The conversion price is to be the lower of (a) the lowest prevailing market price or (b) the price per share paid by any third party (other than on the exercise of stock options). A conversion price of $4.50 was used as this was the closing price of the Company's stock on December 31, 1996. All parties have the right to convert any unpaid principal or accrued interest at any time prior to payment.

8.   STOCK-BASED COMPENSATION

STOCK OPTIONS

     In 1996, the Company adopted the 1996 Omnibus Stock Plan (the "Plan"). The Plan supersedes both the 1987 Incentive Stock Option Plan and the 1987 Non-Qualified Stock Option Plan. Under the Plan, 500,000 shares are reserved for future issuance. Options granted under the Plan may be either incentive options or non-qualified options. The Plan requires that the option price of incentive stock options be not less than 100% of the fair market value of the Company's Common Stock on the date of grant and may remain outstanding up to ten years from the date of grant. Non-qualified options must be priced not less than 85% of the fair market value of the Company's Common Stock on the date of grant.

Option activity is summarized as follows:

                                                                                           WEIGHTED
                                                       SHARES                              AVERAGE
                                                      AVAILABLE          OPTIONS        EXERCISE PRICE
                                                      FOR GRANT        OUTSTANDING        PER SHARE

Balance at December 31, 1994                           324,718           476,280            $3.98
  Granted                                              (53,631)           53,631             3.17
  Options canceled                                      14,080           (14,080)            2.65
Balance at December 31, 1995                           285,167           515,831             3.91
  Granted                                             (223,200)          223,200             4.67
  Shares no longer reserved under the 1987 Plan        (61,967)                -                -
  Shares reserved under the 1996 Omnibus Plan          500,000                 -                -
  Omnibus Plan options granted                         (37,000)           37,000             6.50
  Options exercised                                          -           (85,225)            1.79
  Options canceled                                           -              (730)            4.64
Balance at December 31, 1996                           463,000           690,076            $4.57


Outside the Plans, the Company has 103,370 options outstanding to purchase shares of Common Stock with a weighted average exercise price of $4.87 per share.

The following table summarizes information about stock options outstanding at December 31, 1996:

                                     Options Outstanding                          Options Exercisable
                      -------------------------------------------------    ---------------------------------

                                          Weighted
                         Number            Average                            Number
                     Outstanding at       Remaining       Weighted         Exercisable at       Weighted
    Range of          December 31,       Contractual       Average         December 31,          Average
Exercise Prices          1996               Life        Exercise Price         1996          Exercise Prices
---------------          ----               ----        --------------         ----          ---------------

$1.50 to $2.50          63,600            7 years         $  1.68             63,600            $  1.68
$3.00 to $4.50         381,279            8 years            3.30            186,809               3.12
$4.75 to $6.50         190,800            9 years            5.09             38,040               5.09
$15.00                  54,397            8 years           15.00             39,397              15.00

                       690,076                            $  4.57            327,846            $  4.50

The number of options exercisable as of December 31, 1996 and 1995 were 327,846 and 216,578, respectively at weighted average exercise prices of $4.50 and $4.18 per share, respectively.

The weighted average fair value of options granted during the years ended December 31, 1996 and 1995 was $4.58 and $3.00 per share, respectively.

PRO FORMA DISCLOSURES

     Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1996 and 1995, respectively: risk-free interest rates of 6.31% ; no dividend yield ; volatility factor of the expected market price of the Company's common stock of 1.08 ; and a weighted-average expected life of the option of 7 years.

 The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                    1996             1995
                                                    ----             ----

Pro forma net loss                              ($1,933,125)     ($1,616,878)
Pro forma primary net loss per share                 ($1.02)          ($1.22)
Pro forma fully diluted net loss per share            ($.94)          ($1.09)

WARRANTS

     The Company has also issued warrants in connection with debt and equity offerings to purchase shares of Common Stock which are currently exercisable. Warrant activity is summarized as follows:

                                        Warrants
                                     Outstanding and           Price                 Expiration
                                       Exercisable           per Share                  Date
                                       -----------           ---------                  ----
Balance at December 31, 1993            229,040         $  1.50  -  $ 15.00           1994 - 1998
  Warrants granted                      110,753            1.50  -    15.00        1997(1) - 1999
  Warrants canceled                      (7,483)           1.50  -    15.00                -
Balance at December 31, 1994            332,310            1.50  -    15.00        1997(1) - 1999
  Warrants granted                      211,206            3.00  -     4.50           1997 - 2000
  Warrants canceled                     (35,510)          15.00                            -
Balance at December 31, 1995            508,006            1.50  -    15.00        1997(1) - 2000
  Warrants granted                      980,742            4.50  -     9.10        1997(1) - 2001
  Warrants canceled                           -                  -                         -
Balance at December 31, 1996          1,488,748         $  1.50  -   $15.00        1997(1) - 2001


(1) Certain of the warrants granted have expiration dates that are contingent upon the repayment of debt by the Company. The expiration dates are the longer of the original expiration date, Ausgust 16, 1996, or two years after the final debt repayment.

9.   SALES CONTRACTS

     The Company has entered into sales contracts with various customers. Each agreement generally has a license fee and royalty or usage fees. Some of the contracts are structured to include prepayment of license or royalty fees or payments of minimum guarantees. Prepayments have been recorded as deferred revenue in the financial statements.

10.  INCOME TAXES

     At December 31, 1996, the Company had net operating carryforwards of approximately $8,540,000 plus research and development tax credit carryforwards of approximately $150,000. The net operating loss carryforwards are available to offset future taxable income through 2010 and are subject to the limitations under Section 382 of the Internal Revenue Code due to changes in the equity ownership of the Company.

     Components of deferred tax assets are as follows:


Deferred tax assets:
  Net operating loss carryforwards           $ 3,416,000           $ 2,692,000
  Research and development credits               150,000               140,000
  Other accruals                                  25,000               133,000
                                             -----------           -----------
                                               3,591,000             2,965,000
Less valuation allowance                      (3,591,000)           (2,965,000)
                                             -----------           -----------
Net deferred tax assets                      $         -           $         -
                                             ===========           ===========

11.   LEASES

     The Company leases office space under a non-cancelable operating lease which provides for escalating rent payments expiring in October 1998. In addition to base rent, the Company pays a pro rata portion of the operating expenses of the facility. The Company also leases certain research and development equipment under operating leases. Future minimum lease commitments for all operating leases with initial or remaining terms of one year or more are as follows:

     Year ending December 31:
           1997                               $ 92,867
           1998                                 77,559
           1999                                  7,200
           2000                                  5,784

          Total                               $183,410

Rent expense on operating leases for the years ended December 31, 1996 and 1995 was $71,980 and $66,222, respectively.

12.  EMPLOYMENT AGREEMENTS

     The Company has entered into employment agreements with members of its senior management and development staff. The agreements include provisions for compensation and benefits. The agreements expire at various times from December 31, 1997 through December 31, 1998. The employment agreements also contain non-compete clauses that prohibit the employee from being employed by a competitor of the Company. The non-compete clause is in effect for the longer of three years from the signing of the employment agreement or one year after termination.

13.  SIGNIFICANT CUSTOMERS

     In 1996, two customers accounted for 26% and 22% of revenues, respectively. In 1995, the same two customers accounted for 22% and 43% of revenues, respectively.



                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 24, 1997                     XOX Corporation

                                       By  /s/   Lawrence W. McGraw
                                           -------------------------------------
                                           President and Chief Executive Officer

                                       By  /s/  William  J. Birmingham
                                           -------------------------------------
                                           Chief Financial Officer

     In accordance with the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 24, 1997.

                                POWER OF ATTORNEY

     Each person whose signature appears below constitutes and appoints Lawrence
W. McGraw and William J. Birmingham as their true and lawful attorney-in-fact and agent, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

SIGNATURE                           POSITION
---------                           --------

/s/  Lawrence W. McGraw
--------------------------------
Lawrence W. McGraw                  Director, President, Chief Executive Officer


/s/  William J. Birmingham
--------------------------------
William J. Birmingham               Chief Financial Officer


/s/  Robert S. Mars, Jr.
--------------------------------
Robert S. Mars, Jr.                 Chairman of the Board


/s/  Dr. Pradeep Sinha
--------------------------------
Dr. Pradeep Sinha                   Vice President of Research, Chief Technical
                                    Officer and Director

/s/  Thomas J. Lucas
--------------------------------
Thomas J. Lucas                     Director


/s/  Dr. John A. Swanson
--------------------------------
Dr. John A. Swanson                 Director



                                 XOX CORPORATION
                                EXHIBIT INDEX TO
                FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1996

Item No.           Title of Document                                              Method of Filing
--------           -----------------                                              ----------------
  3.1              Amended and Restated Certificate of Incorporation of small business issuer ....................................................  *
  3.2              Amended and Restated Bylaws of small business issuer................  *
  4.1              Specimen of Unit Certificate........................................  *
  4.2              Form of Warrant Agreement...........................................  *
  4.3              Form of 1996 Promissory Note and Common Stock Purchase
                   Warrant.............................................................  *
  4.4              Security Agreement, $100,000 Promissory Note and Common
                   Stock Purchase Warrant between Unitechnic and the Company
                   dated March 8, 1996 ................................................  *
  4.5              Form of 1994 Bridge Loan Promissory Note and Security
                   Agreement...........................................................  *
  4.6              Form of 1993 Convertible Variable Repayment Debenture...............  *
  4.7              Form of Director's Variable Repayment Debenture.....................  *
  4.8              Form of 1993 Employee Debt-Related Promissory Note..................  *
  4.9              Form of 1993 Secured Collateralized Variable Repayment
                   Debenture ..........................................................  *
  4.10             Form of 1993 Unsecured Collateralized Variable Repayment
                   Debenture ..........................................................  *
  4.11             Form of 1993 Employee Debt-Related Variable Repayment
                   Debenture...........................................................  *
  4.12             $297,656.30 Variable Repayment Debenture dated February 1993, between Swanson Analysis Systems, Inc., as Payee, and the
                   Company, as Payor ..................................................  *
  4.13             Form of 1993 Debt Exchange Subscription Agreement and
                   Letter of Investment Intent ........................................  *
  5.1              Opinion of Doherty, Rumble & Butler Professional Association .......  *
 10.1#             License Agreement between ANSYS, Inc. (formerly Swanson
                   Analysis Systems, Inc.) and the Company dated February 9, 1993......  *
 10.2              Joint Venture Agreement between IIS Infotech Ltd., the Company and Dr. Indranil Chakravarty dated December 20, 1995 ...............  *
 10.3#             Software License Agreement between Landmark Graphics, Inc. and the Company dated January 1, 1995 ..................................  *
 10.4#             Software License Agreement between Schlumberger Corporation and the Company dated October 14, 1994 .............................  *
 10.5#             Software License Agreement between CogniSeis Development,
                   Inc. and the Company dated July 10, 1995 ...........................  *
 10.6              Sublease Agreement between the Company and St. Paul Software,
                   Inc. dated July 25, 1995............................................. *
 10.7              Employment Agreement between the Company and Lawrence W.
                   McGraw dated December 20, 1994 .....................................  *
 10.8              Employment Agreement between the Company and Dr. Pradeep
                   Sinha dated December 20, 1994 ......................................  *
 10.9              Employment Agreement between the Company and Dr. T.K.
                   Srikanth dated December 20, 1994 ...................................  *
 10.10             Employment Agreement between the Company and Dr. Indranil
                   Chakravarty dated September 15, 1995................................  *
 10.11             Employment Agreement between the Company and Turhan
                   Rahman dated December 20, 1994 .....................................  *
 10.12             XOX Corporation 1996 Omnibus Stock Plan.............................  *
 10.13             XOX Corporation 1987 Incentive Stock Option Plan and
                   Agreement...........................................................  *
 10.14             XOX Corporation 1987 Non-Qualified Stock Option Plan and
                   Agreement ..........................................................  *
 10.15#            Software License Agreement between CADKEY, Inc. and the
                   Company dated September 27, 1990 ...................................  *
 10.16#            Software License Agreement between Schlumberger/Geco-Prakla and the Company dated November 30, 1993 ............................  *
 10.17#            Software License Agreement between Shell Oil and the Company dated October 7, 1994 ..............................................  *
 10.18#            Confidential Disclosure Agreement between Fairfield Imaging-
                   VoluMetrix and the Company dated October 17, 1995 ..................  *
 10.19#            Distribution License Agreement among the Company, Tech Soft
                   GmbH and SAPEX dated April 18, 1995 ................................  *
 10.20#            Marketing and Support Agreement between Tech Soft GmbH and the Company dated October 1, 1994 ..................................  *
 10.21#            Development and License Agreement between Visual Software,
                   Inc. and the Company dated November 28, 1995 .......................  *
 10.22#            International Distribution Agreement between Unitechnic SA and the Company dated June 1, 1996 .....................................  *
 10.23             $100,000 Secured Promissory Note, Guaranty and Security
                   Agreement among Robert S. Mars, Jr., as Guarantor, and First
                   Bank National Association, as Bank, and the Company, as
                   Borrower, dated July 10, 1996 ......................................  *
 10.24#            Software License Agreement between Evans and Sutherland
                   Corporation and the Company dated January 9, 1996 ..................  *
 10.25             Source Code Licensing Agreement between VoluMetrix and the
                   Company dated October 31, 1996 .....................................  Filed herewith electronically.
 10.26             Software, known as "MACADAMIA", purchase agreement
                   between Jacques E. Gavois and the Company dated
                   December 1, 1996....................................................  Filed herewith electronically.
 10.27             Employment Agreement between Jacques E. Gavois and the
                   Company dated December 1, 1996 .....................................  Filed herewith electronically.
 10.28#            Reciprocal Joint Development and Marketing Agreement between
                   IMETRIX Ltd. and the Company dated October 31, 1996 ................  Filed herewith electronically.
 10.29#            Letter of understanding regarding a Convertible Bridge Loan
                   Agreement between the Company and IMETRIX Ltd. dated
                   February 26, 1997 ..................................................  Filed herewith electronically.
 10.30#            SURFER Software License Agreement between Shell Oil
                   Company and the Company dated October 3, 1996.......................  Filed herewith electronically.
 11.1              Computation of Net Loss per share...................................  Filed herewith electronically.

 24.1              Power of Attorney...................................................  Included in signature page of this Form 10-KSB
 27.1              Financial Data Schedule.............................................  Filed herewith electronically.


*    Incorporated by reference; SEC File No. 333-05112-C

# Confidential Treatment Requested pursuant to the Securities Act of 1933. Rule 406(b); confidential portions of the exhibits have been deleted and filed separately with the Securities and Exchange Commission.