Form 10QSB
period 1997-03-31
XOX CORP
filed 1997-05-14
CIK 798122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1997


                         Commission file number 0-28610

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

                                                               Yes X     No__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $.025 Par Value - 2,951,731 shares outstanding as of  May 9, 1997.

Transitional Small Business Disclosure Format (check one):     Yes ___   No  X



PART 1
FINANCIAL INFORMATION

Item 1.  Financial Statements

XOX CORPORATION                                             March 31,          December 31,
Balance Sheets                                                 1997                1996
U.S. Dollars                                                Unaudited
                                                           -----------         -----------
Current assets:
  Cash and cash equivalents                                $ 1,939,298         $ 2,720,551
  Accounts receivable                                          344,448             193,976
  Prepaid expenses                                              88,180              90,957
  Other                                                        126,000              12,000
                                                           -----------         -----------
Total current assets                                         2,497,926           3,017,484

Property and equipment:
  Furniture and fixtures                                        67,814              67,613
  Computer equipment                                           405,004             342,448
  Leasehold improvements                                        71,866              68,766
                                                           -----------         -----------
                                                               544,684             478,827
  Less accumulated depreciation                                361,658             345,190
                                                           -----------         -----------
    Net property and equipment                                 183,026             133,637

License agreements, net of amortization of $19,167              95,833             110,208
  and $4,792 at March 31, 1997 and December 31,
  1996, respectively

Investment in joint venture                                     40,754              41,020
                                                           -----------         -----------

Total assets                                               $ 2,817,539         $ 3,302,349
                                                           ===========         ===========

Current liabilities:
  Accounts payable                                         $   165,134         $   209,395
  Accrued expenses                                              87,203              77,355
                                                           -----------         -----------
Total current liabilities                                      252,337             286,750

Deferred revenue                                               154,998              65,667

Lont-term liabilities:
  Long-term debt - related parties                             682,830             734,451
  Accrued payroll taxes                                         33,466              34,163
  Other accrued liabilities                                     78,624              78,624
                                                           -----------         -----------
Total long-term liabilities                                    794,920             847,238

Stockholders' equity:
  Common stock                                                  73,285              73,260
  Additional paid-in capital                                12,237,617          12,236,142
  Accumulated deficit                                      -10,695,618         -10,206,708
                                                           -----------         -----------
Total stockholders' equity                                   1,615,284           2,102,694
                                                           -----------         -----------

Total liabilities and stockholders' equity                 $ 2,817,539         $ 3,302,349
                                                           ===========         ===========

See Note to Financial Statements






XOX CORPORATION                                  For the Three Months Ended
Statements of Operations                                March 31,
U.S. Dollars                                     1997               1996
                                              Unaudited          Unaudited
                                              ----------         ----------
Net revenues:
  Customer support and consulting             $  102,603         $  126,257
  Product revenues                               229,008             47,060
  Royalties                                            0              6,010
                                              ----------         ----------
                                                 331,611            179,327

Operating expenses:
  Research and development                       348,263            180,331
  Selling, general and administrative            485,580            256,209
                                              ----------         ----------
                                                 833,843            436,540

Loss from operations                            -502,232           -257,213

Interest income                                   26,854                468
Interest expense                                 -13,266            -62,537

Share of joint venture net loss                     -266                  0
                                              ----------         ----------

Net loss                                       -$488,910          -$319,282
                                              ==========         ==========


Net loss per share                                -$0.17             -$0.23

Weighted average number of shares
  outstanding                                  2,930,401          1,408,884



See Note to Financial Statements


XOX CORPORATION                                                 For the Three Months Ended
Statements of Cash Flows                                                 March 31,
U.S. Dollars                                                      1997               1996
                                                               Unaudited          Unaudited
                                                               ----------         ----------
OPERATING ACTIVITIES
Net loss                                                        -$488,910          -$319,282
Adjustments to reconcile net loss to net cash
  used in operating activities:
    Depreciation                                                   16,468                948
    Amortization                                                   14,375                  0
    Share of joint venture net loss                                   266                  0
    Noncash interest expense related to warrants                        0              4,000
    Changes in other operating assets and liabilities:
      Accounts receivable                                        -150,472             18,996
      Prepaid expenses                                              2,777              4,254
      Accounts payable                                            -42,861             12,844
      Accrued interest                                                  0             28,625
      Accrued liabilities                                           9,151             16,541
      Deferred revenue                                             89,331             89,442
                                                               ----------         ----------
Net cash used in operating activites                             -549,875           -143,632

INVESTING ACTIVITIES
Purchase of property and equipment                                -65,857               -390
Working capital advances to IMETRIX Limited                      -114,000                  0
                                                               ----------         ----------
Net cash used in investing activities                            -179,857               -390

FINANCING ACTIVITIES
Net proceeds from issuance of common stock                          1,500             67,500
Net proceeds from bridge loans                                          0            100,000
Payments on notes payable                                         -53,021             -1,683
                                                               ----------         ----------
Net cash provided (-used) by financing activities                 -51,521            165,817
                                                               ----------         ----------

Net increase (-decrease) in cash and cash equivalents            -781,253             21,795
Cash and cash equivalents at beginning of period                2,720,551             29,918
                                                               ----------         ----------
Cash and cash equivalents at end of period                     $1,939,298         $   51,713
                                                               ==========         ==========


See Note to Financial Statements




                                 XOX Corporation

                          Note to Financial Statements

                                 March 31, 1997

The financial statements have been prepared by XOX Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the financial statements includes normal recurring adjustments and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and accompanying notes included in the Company's annual report to the Securities and Exchange Commission on Form 10-KSB for the fiscal year ended December 31, 1996.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Net revenues for the quarter ended March 31, 1997 were $331,611, an increase of 85% over the comparable quarter of 1996. Two customers provided approximately 83% of the net revenues for the quarter ended March 31, 1997.

Shell International Exploration & Production B.V. of the Netherlands provided $212,500, or 64% of revenues for the quarter ended March 31, 1997. Shell also provided an additional $37,500 of revenues that XOX Corporation has recorded as "deferred revenue" on its balance sheet as of March 31, 1997 to cover future support activities. Shell has signed a group-wide licensing agreement for the Company's principal product, the SHAPES(R) Geometric Computing System. This agreement was the subject of a press release the Company made on April 7, 1997.

In addition to the revenues from Shell, ANSYS, Inc., an early adopter of the SHAPES(R) software, provided $61,500, or almost 19% of revenues for the quarter ended March 31, 1997. XOX Corporation and ANSYS, Inc. have been doing collaborative work on new product enhancements which is believed will benefit both companies. The work with ANSYS, Inc. was the subject of a press release the Company made on December 6, 1996.

The balance of revenues for the quarter ended March 31, 1997 came from twelve other customers, most of whom do business in the Geosciences industry.

Although revenues for the quarter ended March 31, 1997 increased 85% over the comparable quarter of 1996, operating expenses increased 91%. Those results combined with a favorable improvement of $75,000 in the interest income/expense component of operations, resulted in a net loss of almost $489,000 for the quarter ended March 31, 1997. The net loss for the comparable quarter of 1996 was $319,000.

Research and development expenses were $348,000 for the quarter ended March 31, 1997, an increase of 93% over the comparable quarter of 1996. The employment of additional technical people at both the Company's Saint Paul location and the Indian joint venture account for the expense increase. During the quarter ended March 31, 1997, the Company had ten R&D scientists and engineers working at its Saint Paul location, another eight working in the joint venture in India, and a lead hardware engineer working in Scotland. This total of nineteen scientists and engineers working on XOX Corporation projects during the first quarter of fiscal year 1997 compares to a total of approximately eight scientists and engineers for the comparable quarter of 1996.

The majority of research and development projects that are being worked on are expected to provide revenues for the Company during the second half of 1997.

Selling, general and administrative expenses of $486,000 for the quarter ended March 31, 1997 represent an increase of 89% over the comparable quarter of 1996. Increased employment levels and spending on investor relations programs and other administrative expenses relating to operating as a public company account for the majority of the expense increase. The Company had five additional employees working in these functional areas during the first quarter of 1997 that were not present in the first quarter of 1996. These employees include three additional customer support representatives, a chief financial officer and a business manager. The expenses of these five employees was approximately $88,000 for the quarter ended March 31, 1997. The Company also increased the time spent on its European business prospects by its representative in London, England. This increase in sales activity plus the amortization expense of a new trade show booth, added approximately $17,000 of additional selling expenses in the first quarter of 1997 when compared to the comparable quarter of 1996.

During the quarter ended March 31, 1997 the Company spent approximately $65,300 on activities associated with being a public company. Investor relations programs cost the Company approximately $22,300. During the first quarter of 1996, the Company had essentially no investor relations or administrative expenses associated with operating as a public company. For the quarter ended March 31, 1997 the Company had administrative expenses of approximately $15,000 for public company activities that included Nasdaq fees, transfer agent fees, EDGAR filing fees, and fees of outside auditors and general counsel. The Company's annual audit by Ernst & Young LLP was scheduled and completed earlier in its most recent fiscal year to accommodate timely completion of Form 10-KSB. This shifted approximately $8,000 of audit fees into the first quarter of 1997 when comparing to the comparable quarter of 1996.

During the quarter ended March 31, 1997 the Company also had an insurance premium expense of $20,000 for a directors and officers liability policy. As a private company, XOX had no such expense in the comparable quarter of 1996.

The Company had additional depreciation and amortization expenses of $30,000 for the quarter ended March 31, 1997 when comparing to the comparable quarter of 1996. These additional expenses arose from the capital expenditures made for property and equipment, and software license agreements for resale to its customers, during the period subsequent to the initial public offering of September 1996.

During the quarter ended March 31, 1997, the Company continued to keep its surplus cash invested in money market accounts and short-term commercial paper. These investments of the surplus cash provided approximately $27,000 of interest income. The comparable quarter of 1996, for all practical purposes, did not have any surplus cash, and the Company's interest income was less than $500.

The Company paid down $912,000 of debt during 1996 and in May 1996 converted $1,508,000 of convertible debentures and $184,000 of accrued interest into 564,086 shares of Common Stock. These debt repayments and conversions resulted in a lower interest expense for the quarter ended March 31, 1997 when comparing to the comparable quarter in 1996. As a result of these factors, interest expense of $13,000 was experienced in the quarter ended March 31, 1997. The interest expense for the comparable quarter of 1996 was $63,000.

In late December 1996 the Company made an equity investment of $41,020 in its Indian joint venture. The Company is a 47.5% shareholder in the joint venture. For the three-month period ended March 31, 1997 the joint venture had a net loss of $561. The Company's 47.5% share of that net loss amount, or $266, is reflected in both the Balance Sheets and Statements of Operations as part of the equity method of accounting for the joint venture investment. Start-up expenses for opening a branch / satellite operation in Bangalore, India contributed to the net loss for the Indian joint venture.

For the next several quarters, the Company believes that operating results could vary substantially from quarter to quarter. The results of one quarter may not be indicative of operating results in subsequent quarters. At its current stage of business development, the Company's quarterly revenues and results of operations may be materially affected by the timing of the development, introduction and market acceptance of the Company's and its licensees' products.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $1,939,298 at March 31, 1997, compared to $2,720,551 at December 31, 1996 and $51,713 at March 31, 1996. The Company's
working capital was $2,245,589 at March 31, 1997, compared to $2,730,734 at December 31, 1996. The Company had a working capital deficit of $1,976,209 at March 31, 1996.

For the quarter ended March 31, 1997, the Company used approximately $550,000 of cash to finance its operating activities. For the comparable quarter of 1996 approximately $144,000 of cash was used in operating activities. The Company continued to have operating expenses that far exceeded revenues, and as a result, large negative cash flows were experienced in the operating activities for the quarter ended March 31, 1997.

To help remedy this situation, the Company reduced its work force by five employees effective April 22, 1997. The involuntary work force reduction included three software engineers, a technical writer and the chief financial officer. Lawrence W. McGraw, the Company's President and Chief Executive Officer will take on the additional responsibilities of Chief Financial Officer. The five employees that were terminated were paid two weeks of severance and all earned vacation. The Company anticipates that the expense reduction and associated reduction in the cash burn rate should begin to be reflected in the Company's operating results in May of 1997.

The Company anticipates that the work force reduction will have a minimal impact on 1997 revenues. The work force reduction and a sharper marketing focus of application specific "applets" in the Geosciences industry was the subject of a press release made by the Company on April 25, 1997.

The Company had capital expenditures of $65,857 for the quarter ended March 31, 1997. The Company made upgrades to its computer equipment and purchased new computer equipment for a total expenditure of $48,000. The balance of the capital expenditures of $17,857 was spent on new work cubicles and leasehold improvements. During the comparable quarter of 1996 the Company made an expenditure on equipment purchases of $390.

The Company has entered into a joint development and marketing agreement with an Israeli company which owns technology for aerial and satellite data capture. The Company hopes that integration of SHAPES with this technology or similar technology will allow the Company to create a presence in the Geographic Information Systems (GIS) industry.

The Board of Directors of the Company has authorized working capital advances to be made to the Israeli company in the form of a convertible bridge loan up to $200,000. As part of this bridge financing, the Company has made working capital advances to the Israeli company of $12,000 in October 1996, and $114,000 in the quarter ended March 31, 1997. The total working capital advances of $126,000 are carried on the Company's balance sheet in the current asset section under the heading of "other".

During the quarter ended March 31, 1997, the Company repaid approximately $53,000 of employee interest-bearing debt to eleven individuals who elected to participate in the Board approved employee debt reduction program. In April 1997 approximately $52,000 of employee non-interest bearing debt was converted at $2.50 per share into 20,890 shares of unregistered Common Stock of XOX Corporation. These transactions were described in more detail on Form 10-KSB that was filed with the Securities and Exchange Commission on March 24, 1997.

On March 27, 1997, the Board of Directors of XOX Corporation extended the exercise period of the warrants that were issued in connection with a $1,508,000 Convertible Debenture financing completed in 1995. The warrant exercise period was originally scheduled to terminate on May 31, 1997. The new termination date is May 31, 1998. The warrants to purchase Common Stock of XOX Corporation remain exercisable at $6.00 per share.

Capital expenditures for the balance of fiscal year 1997 are estimated to be $74,000.

The Company estimates that its current cash balance and the cash generated from customer revenues will be sufficient to fund its operations and capital needs through the first quarter of 1998.

                                     PART II

                                OTHER INFORMATION

Item 1.   Legal proceedings

The Company is not involved in any pending or, to its knowledge, threatened litigation.

Item 6.   Exhibits and Reports on Form 8-K

            (A)     Exhibits

            10.31 Software License agreement between SHELL INTERNATIONAL EXPLORATION & PRODUCTION B.V. and the Company dated March 13, 1997.

            27.1    Financial Data Schedule filed herewith electronically.

            (B) No report on Form 8-K has been filed during the quarter for the period covered by this report. On May 8, 1997 a Form 8-K was filed to report termination of the Company's chief financial officer in connection with the work force reduction.

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  XOX Corporation


May 12, 1997

                                  By  /s/ Lawrence W. McGraw
                                          Lawrence W. McGraw
                                          President,  Chief Executive Officer &
                                          Chief Financial Officer