Form 10QSB
period 1997-06-30
XOX CORP
filed 1997-08-14
CIK 798122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1997


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

Common Stock, $.025 Par Value - 2,952,931 shares outstanding as of August 12, 1997.

Transitional Small Business Disclosure Format (check one):  Yes ____  No __X__

PART 1
FINANCIAL INFORMATION

Item 1.  Financial Statements


XOX CORPORATION                                           June 30,         December 31,
Balance Sheets                                              1997               1996
U.S. Dollars                                             Unaudited
                                                        ------------       ------------
Current assets:
  Cash and cash equivalents                             $  1,475,098       $  2,720,551
  Accounts receivable                                        154,590            193,976
  Prepaid expenses                                            59,809             90,957
  Other                                                      126,000             12,000
                                                        ------------       ------------
Total current assets                                       1,815,497          3,017,484

Property and equipment:
  Furniture and fixtures                                      67,814             67,613
  Computer equipment                                         409,379            342,448
  Leasehold improvements                                      71,866             68,766
                                                        ------------       ------------
                                                             549,059            478,827
  Less accumulated depreciation                              377,439            345,190
                                                        ------------       ------------
    Net property and equipment                               171,620            133,637

License agreements, net of amortization of $33,544            81,456            110,208
  and $4,792 at June 30, 1997 and December 31,
  1996, respectively.

Investment in joint venture                                   60,616             41,020
                                                        ------------       ------------

Total assets                                            $  2,129,189       $  3,302,349
                                                        ============       ============

Current liabilities:
  Accounts payable                                      $     66,053       $    209,395
  Accrued expenses                                            56,482             77,355
                                                        ------------       ------------
Total current liabilities                                    122,535            286,750

Deferred revenue                                              96,946             65,667

Long-term liabilities:
  Long-term debt - related parties                           632,006            734,451
  Accrued payroll taxes                                       33,319             34,163
  Other accrued liabilities                                   78,771             78,624
                                                        ------------       ------------
Total long-term liabilities                                  744,096            847,238

Stockholders' equity:
  Common stock                                                73,823             73,260
  Additional paid-in capital                              12,289,704         12,236,142
  Accumulated deficit                                    (11,197,915)       (10,206,708)
                                                        ------------       ------------
Total stockholders' equity                                 1,165,612          2,102,694
                                                        ------------       ------------

Total liabilities and stockholders' equity              $  2,129,189       $  3,302,349
                                                        ============       ============

See Note to Financial Statements

PART 1
FINANCIAL INFORMATION

Item 1.   Financial Statements


XOX CORPORATION                             For the Three Months Ended           For the Six Months Ended
Statements of Operations                             June 30,                            June 30,
U.S. Dollars                                  1997              1996              1997              1996
                                            Unaudited         Unaudited         Unaudited         Unaudited
                                           -----------       -----------       -----------       -----------
Net revenues:
  Customer support and consulting          $    81,381       $    43,267       $   185,484       $   169,524
  Product revenues                              62,400            31,595           289,908            78,655
  Royalties                                          0            10,766                 0            16,776
                                           -----------       -----------       -----------       -----------
                                               143,781            85,628           475,392           264,955

Operating expenses:
  Research and development                     303,913           165,805           690,023           346,136
  Selling, general and administrative          373,552           293,544           823,463           549,753
                                           -----------       -----------       -----------       -----------
                                               677,465           459,349         1,513,486           895,889

Loss from operations                          (533,684)         (373,721)       (1,038,094)         (630,934)

Interest income                                 24,667                81            51,521               549
Interest expense                               (10,664)          (78,980)          (24,230)         (141,517)

Share of joint venture net gain                 19,862                 0            19,596                 0
                                           -----------       -----------       -----------       -----------

Net loss                                   $  (499,819)      $  (452,620)      $  (991,207)      $  (771,902)
                                           ===========       ===========       ===========       ===========


Net loss per share                         $     (0.17)      $     (0.20)      $     (0.34)      $     (0.34)

Weighted average number of shares
  outstanding                                2,952,931         2,313,000         2,941,666         2,250,308


See Note to Financial Statements

PART 1
FINANCIAL INFORMATION

Item 1.   Financial Statements


XOX CORPORATION                                                 For the Six Months Ended
Statements of Cash Flows                                                June 30,
U.S. Dollars                                                     1997             1996
                                                               Unaudited        Unaudited
                                                              -----------       ---------
OPERATING ACTIVITIES
Net loss                                                      ($  991,207)      ($771,902)
Adjustments to reconcile net loss to net cash
  used in operating activities:
      Depreciation                                                 32,247          12,059
      Recognition of Deferred Revenue                            (108,271)        (22,016)
      Amortization                                                 28,750               0
      Share of joint venture net gain                             (19,596)              0
      Noncash interest expense related to warrants                      0          30,745
      Changes in other operating assets and liabilities:
         Accounts receivable                                       39,386             659
         Prepaid expenses                                          31,148         (53,894)
         Accounts payable                                        (143,342)        131,339
         Accrued interest                                               0          64,517
         Accrued liabilities                                      (21,569)         16,763
         Deferred revenue                                         139,550         132,501
                                                              -----------       ---------
Net cash used in operating activites                           (1,012,904)       (459,229)

INVESTING ACTIVITIES
Purchase of property and equipment                                (70,228)         (5,720)
Working capital advances to IMETRIX Limited                      (114,000)              0
                                                              -----------       ---------
Net cash used in investing activities                            (184,228)         (5,720)

FINANCING ACTIVITIES
Net proceeds from issuance of common stock                          3,300         103,500
Net proceeds from bridge loans                                          0         350,000
Payments on notes payable                                         (51,621)         (6,177)
                                                              -----------       ---------
Net cash provided (used) by financing activities                  (48,321)        447,323
                                                              -----------       ---------

Net increase (decrease) in cash and cash equivalents           (1,245,453)        (17,626)
Cash and cash equivalents at beginning of period                2,720,551          29,918
                                                              -----------       ---------
Cash and cash equivalents at end of period                    $ 1,475,098       $  12,292
                                                              ===========       =========

See Note to Financial Statements

                                     Part 1


                              FINANCIAL INFORMATION

                    Item 1. Financial Statements (continued)

                                 XOX Corporation

                          Note to Financial Statements

                                  June 30, 1997

Note 1 - Basis of Presentation

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

Note 2 - Net Loss per Share

Net loss per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares from stock options and warrants are excluded from the computations as their effect is antidilutive. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. There is expected to be no effect on earnings per share from the adoption due to the Company being at a net loss position.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This report, other than historical financial information, contains forward-looking statements that involve risks and uncertainties. These forward-looking statements will likely be impacted by factors outside the Company's control and may differ materially from actual future events or results. There are a number of important factors that could cause actual results to differ materially from those anticipated by any forward-looking information. A description of risks and uncertainties relating to XOX Corporation and its industry and other factors which could affect the company's financial results are included in the Company's Securities and Exchange Commission filings.

RESULTS OF OPERATIONS

Net revenues for the quarter ended June 30, 1997 increased 68% to $143,781 from $85,628 reported for the same quarter in 1996. Net revenues for the six month period ended June 30, 1997 increased 79% to $475,392 from $264,955 reported in the same prior year period. For both periods the increase is attributable to an increase in license sales, as well as contracts with Shell International Exploration & Production B.V. of the Netherlands and ANSYS, Inc. which provided $212,500 and $61,500, respectively, for the quarter ended March 31, 1997.

Although revenues for the quarter ended June 30, 1997 increased 68% over the comparable quarter of 1996 and there was a favorable improvement of $94,000 in the interest income/expense component of operations, operating expenses still increased by 47%. These factors resulted in a net loss of about $500,000 for the quarter ended June 30, 1997. The net loss for the comparable quarter of 1996 was $452,620.

Research and development expenses increased 83% to $303,913 for the quarter ended June 30, 1997, from $165,805 reported for the same quarter of 1996. For the six month period ended June 30, 1997 research and development expense increased 99% to $690,023 from $346,136 reported in the same prior year period. For both periods the increase is attributable to increased staffing, as well as increased utilization of the Indian joint venture.

Selling, general and administrative expenses increased 27% to $373,552 for the quarter ended June 30, 1997 from $293,544 reported for the same quarter in 1996. For the six month period ended June 30, 1997 selling, general and administrative expenses increased 50% to $823,463 from $549,753 reported in the same prior year period. For both periods the increase is due to increased employment levels and spending on other administrative expenses relating to operating as a public company. Selling, general and administrative expenses decreased during the quarter ended June 30, 1997 as compared to the quarter ended March 31, 1997 due, in part, to the termination of the Company's chief financial officer and termination of its consulting agreement with its sales representative in London, England.

During the quarter ended June 30, 1997, the Company continued to keep its surplus cash invested in money market accounts and short-term commercial paper. These investments of the surplus cash provided approximately $24,667 of interest income. During the comparable quarter of 1996, there was no surplus cash, and the Company's interest income was less than $100. For the six month period ended June 30, 1997, interest income increased to $51,521 from $549 reported in the comparable prior year period.

Debt repayments and conversions in 1996 resulted in a lower interest expense for the quarter ended June 30, 1997 when compared to the comparable quarter in 1996. For the quarter ended June 30, 1997, interest expense decreased to $10,664 from $78,980 reported for the comparable quarter of 1996. For the six month period ended June 30, 1997 interest expense decreased to $24,230 from $141,517 reported in the comparable prior year period.

In late December 1996, the Company made an equity investment of $41,020 in its Indian joint venture. The Company is a 47.5% shareholder in the joint venture. For the three-month period ended June 30, 1997 the joint venture had net income of $41,815. The Company's 47.5% share of that net income, or $19,862, is reflected in both the balance sheets and statements of operations as part of the equity method of accounting for the joint venture investment.

For the next several quarters, the Company expects that operating results could vary substantially from quarter to quarter due to a number of factors that are difficult to forecast. The results of one quarter may not be indicative of operating results in subsequent quarters. At its current stage of business development, the Company's quarterly revenues and results of operations may be materially affected by, among other factors, development and introduction of products, time to market, market acceptance, demand for the Company's products, reviews in the press concerning the products of the Company or its competitors and general economic conditions.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $1,475,098 at June 30, 1997, compared to $2,720,551 at December 31, 1996 and $12,292 at June 30, 1996. The Company's
working capital was $1,692,962 at June 30, 1997, compared to $2,730,734 at December 31, 1996. The Company had a working capital deficit of $576,962 at June 30, 1996.

For the six month period ended June 30, 1997, the Company used approximately $1,012,904 of cash to finance its operating activities. For the comparable six month period in 1996 approximately $459,229 of cash was used in operating activities. The Company continued to have operating expenses that far exceeded revenues, and as a result, large negative cash flows were experienced in the operating activities for the quarter and the six month period ended June 30, 1997.

To help remedy this situation, the Company reduced its work force by five employees effective April 22, 1997. This expense reduction and associated reduction in monthly cash expenditures is reflected in the Company's operating results beginning in May 1997. The Company anticipates that the work force reduction will have a minimal impact on 1997 revenues. The work force reduction and a sharper marketing focus in the Geosciences industry was the subject of a press release made by the Company on April 25, 1997.

The Company had capital expenditures of $4,371 for the quarter ended June 30, 1997. During the comparable quarter of 1996 the Company made an expenditure on equipment purchases of $5,330.

The Board of Directors of the Company has authorized working capital advances to be made to IMETRIX, an Israeli company, in the form of a convertible bridge loan up to $200,000. As part of this bridge financing, the Company has made working capital advances to the Israeli company of $12,000 in October 1996, and $114,000 in the quarter ended March 31, 1997. The total working capital advances of $126,000 are carried on the Company's balance sheet in the current asset section under the heading of "other". The Company expects to make a final advance to IMETRIX of $74,000 during the second half of 1997, assuming the accomplishment of certain milestones by IMETRIX.

During the quarter ended March 31, 1997, the Company repaid approximately $53,000 of employee interest-bearing debt to eleven individuals who elected to participate in the Board approved employee debt reduction program. In April 1997 approximately $52,000 of employee non-interest bearing debt was converted at $2.50 per share into 20,890 shares of unregistered Common Stock of XOX Corporation. These transactions were described in more detail in the Company's annual report for the fiscal year ended December 31, 1996 on Form 10-KSB, which was filed with the Securities and Exchange Commission on March 24, 1997.

Capital expenditures for the balance of fiscal year 1997 are estimated to be $70,000.

The Company estimates that its current cash balance and the cash generated from customer revenues will be sufficient to fund its operations and capital needs through at least the first quarter of 1998.

                                     PART II

                                OTHER INFORMATION


Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         None.

Item 3.  Defaults Upon Senior Securities.

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         The Annual Meeting of Stockholders of the Company was held on May 20, 1997. At such meeting, the stockholders approved (i) the election of the only director nominee (Dr. John Swanson, Class III) named in the Company's proxy statement (2,020,501 votes for, 15,136 votes against, and 6,200 abstained); and
(ii) the appointment of Ernst and Young LLP as independent auditors for the Company was ratified (2,034,577 votes for, 1,100 votes against and 6,160 abstained). For further information respecting all such matters reference is made to the Company's proxy statement on Schedule 14A that was filed with the Securities and Exchange Commission on April 25, 1997.

Item 5.  Other Information.

         Effective August 6, 1997, Lawrence W. McGraw resigned as president, chief executive officer and acting chief financial officer of the Company. Mr. McGraw also resigned as a member of the board of directors.

         Dr. Pradeep Sinha, a co-founder of the Company, has been appointed to serve as president, chief executive officer and chief financial officer until the board completes its search for a new president.

         Concurrent with Mr. McGraw's departure, the board voted to add Steve Mercil and Dirk McDermott as new members members of the board of directors. They replace Mr. McGraw and Dr. John Swanson, who voluntarily resigned to maintain an odd number of board members, as required by the company's bylaws.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.

                  (i) Those exhibits required to be furnished in response to this item, other than Exhibit 27, were furnished in connection with the Company's Registration Statement on Form SB-2, File No. 333-05112-C, as filed with the Securities and Exchange Commission and as amended, and other reports filed under the Securities Exchange Act of 1934, all of which are incorporated herein by reference.

                  (ii)     Exhibit 27 - Financial Data Schedule

         (b)      Reports on Form 8-K.

                  (i) On May 8, 1997 a Form 8-K was filed to report termination of the Company's chief financial officer in connection with the work force reduction.


In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        XOX Corporation


August 14, 1997

                                        By /s/ Dr. Pradeep Sinha
                                           -------------------------------------
                                           Dr. Pradeep Sinha
                                           President,  Chief Executive Officer &
                                           Chief Financial Officer