Form 10QSB
period 1997-09-30
XOX CORP
filed 1997-11-14
CIK 798122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 1997

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

Common Stock, $.025 Par Value - 2,952,931 shares outstanding as of November 12, 1997.

Transitional Small Business Disclosure Format (check one):  Yes ____   No __X__

PART 1
FINANCIAL INFORMATION

Item 1.  Financial Statements


XOX CORPORATION                                         September 30,      December 31,
Balance Sheets                                              1997               1996
U.S. Dollars                                             Unaudited
                                                        ------------       ------------
Current assets:
  Cash and cash equivalents                             $  1,024,474       $  2,720,551
  Accounts receivable                                        240,924            193,976
  Prepaid expenses                                            99,714             90,957
  Other                                                      161,000             12,000
                                                        ------------       ------------
Total current assets                                       1,526,112          3,017,484

Property and equipment:
  Furniture and fixtures                                      67,814             67,613
  Computer equipment                                         409,379            342,448
  Leasehold improvements                                      71,866             68,766
                                                        ------------       ------------
                                                             549,059            478,827
  Less accumulated depreciation                              393,460            345,190
                                                        ------------       ------------
    Net property and equipment                               155,599            133,637

License agreements, net of amortization of $47,917            67,083            110,208
  and $4,792 at September 30, 1997 and December
  31, 1996, respectively

Investment in joint venture                                   80,532             41,020
                                                        ------------       ------------

Total assets                                            $  1,829,326       $  3,302,349
                                                        ============       ============

Current liabilities:
  Accounts payable                                      $    117,135       $    209,395
  Accrued expenses                                            60,723             77,355
                                                        ------------       ------------
Total current liabilities                                    177,858            286,750

Deferred revenue                                              99,962             65,667

Long-term liabilities:
  Long-term debt - related parties                           632,006            734,451
  Accrued payroll taxes                                       33,319             34,163
  Other accrued liabilities                                   78,771             78,624
                                                        ------------       ------------
Total long-term liabilities                                  744,096            847,238

Stockholders' equity:
  Common stock                                                73,823             73,260
  Additional paid-in capital                              12,289,704         12,236,142
  Accumulated deficit                                    (11,556,117)       (10,206,708)
                                                        ------------       ------------
Total stockholders' equity                                   807,410          2,102,694
                                                        ------------       ------------

Total liabilities and stockholders' equity              $  1,829,326       $  3,302,349
                                                        ============       ============

See Note to Financial Statements

PART 1
FINANCIAL INFORMATION

Item 1.   Financial Statements


XOX CORPORATION                             For the Three Months Ended          For the Nine Months Ended
Statements of Operations                           September 30,                       September 30,
U.S. Dollars                                   1997              1996             1997              1996
                                            Unaudited         Unaudited         Unaudited         Unaudited
                                           -----------       -----------       -----------       -----------
Net revenues:
  Customer support and consulting          $   163,735       $   105,892       $   349,219       $   280,416
  Product revenues                              39,603            27,297           329,511           100,952
  Royalties                                      4,061             7,565             4,061            24,341
  Less Commissions                              (8,260)                0            (8,260)                0
                                           -----------       -----------       -----------       -----------
                                               199,139           140,754           674,531           405,709

Operating expenses:
  Research and development                     254,491           156,199           944,513           502,335
  Selling, general and administrative          328,741           413,120         1,152,204           962,873
                                           -----------       -----------       -----------       -----------
                                               583,232           569,319         2,096,717         1,465,208

Loss from operations                          (384,093)         (428,565)       (1,422,186)       (1,059,499)

Interest income                                 16,756             7,057            68,277             7,606
Interest expense                               (10,781)          (40,771)          (35,011)         (182,288)

Share of joint venture net gain                 19,650                 0            39,512                 0
                                           -----------       -----------       -----------       -----------

Net loss                                   ($  358,468)      ($  462,279)      ($1,349,408)      ($1,234,181)
                                           ===========       ===========       ===========       ===========


Net loss per share                         ($     0.12)      ($     0.18)      ($     0.46)      ($     0.53)

Weighted average number of shares
  outstanding                                2,952,931         2,511,894         2,941,666         2,337,503


See Note to Financial Statements

PART 1
FINANCIAL INFORMATION

Item 1.   Financial Statements


XOX CORPORATION                                                 For the Nine Months Ended
Statements of Cash Flows                                              September 30,
U.S. Dollars                                                      1997             1996
                                                               Unaudited         Unaudited
                                                              -----------       -----------
OPERATING ACTIVITIES
Net loss                                                      ($1,349,408)      ($1,234,181)
Adjustments to reconcile net loss to net cash
  used in operating activities:
      Depreciation                                                 48,270            21,439
      Recognition of Deferred Revenue                            (155,138)          (23,016)
      Amortization                                                 43,125                 0
      Share of joint venture net gain                             (39,512)                0
      Noncash interest expense related to warrants                      0            32,745
      Changes in other operating assets and liabilities:
         Accounts receivable                                       46,948           (67,694)
         Prepaid expenses                                           8,757           (76,666)
         Accounts payable                                         (92,260)           (8,856)
         Accrued interest                                               0           (80,801)
         Accrued liabilities                                      (26,244)           36,026
         Deferred revenue                                         189,433           177,220
                                                              -----------       -----------
Net cash used in operating activites                           (1,326,029)       (1,223,784)

INVESTING ACTIVITIES
Purchase of property and equipment                                (70,228)           (9,818)
Working capital advances to IMETRIX Limited                      (149,000)                0
                                                              -----------       -----------
Net cash used in investing activities                            (219,228)           (9,818)

FINANCING ACTIVITIES
Net proceeds from issuance of common stock                          3,300         5,016,441
Net proceeds from bridge loans                                          0           475,000
Payments on notes payable                                         (51,621)         (817,686)
                                                              -----------       -----------
Net cash provided (used) by financing activities                  (48,321)        4,673,755
                                                              -----------       -----------

Net increase (decrease) in cash and cash equivalents           (1,593,578)        3,440,153
Cash and cash equivalents at beginning of period                2,720,551            29,918
                                                              -----------       -----------
Cash and cash equivalents at end of period                    $ 1,126,973       $ 3,470,071
                                                              ===========       ===========

See Note to Financial Statements

                                     Part 1


                             FINANCIAL INFORMATION

                    Item 1. Financial Statements (continued)

                                 XOX Corporation

                          Note to Financial Statements

                               September 30, 1997

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

Note 2 - Net Loss per Share

Net loss per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares from stock options and warrants are excluded from the computations, as their effect is antidilutive. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. There is expected to be no effect on earnings per share from the adoption due to the Company being in a net loss position.

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

The Company's year to date revenues of $674,531 does not meet prior expectations of the Company's board of directors and its management. This failure to meet expected revenues is, in part, based on an unforeseen failure in the generation of revenues from the Company's royalty business model. As a result, year-end revenues for 1997 are no longer expected to exceed $1,000,000 and the last half of 1997 is no longer anticipated to be profitable.

In an attempt to achieve profitability in 1998, the Company's board of directors and its management will continue to attempt to reduce expenses and associated reductions in monthly cash expenditures. These reductions are anticipated to be reflected in the Company's quarterly results beginning in the first quarter of 1998. The Company does not expect any work force reductions of key technical personnel. Any future work force reductions are not expected to have a material negative impact on 1998 revenues. In addition to future expense reductions, the Company is researching a broader range of business opportunities, including without limitation, the sale of nonexclusive licenses which may include the ownership of source code, partnerships and strategic alliances for the purpose of joint development and marketing of end user products, and continued sale of OEM licenses at an increased price of $100,000, which price includes negotiated royalties and development support. Notwithstanding the foregoing, while the Company is still in the process of attempting to validate what long-term strategic opportunities could successfully supplement or replace the Company's royalty business model, there can be no assurance that any of the foregoing business opportunities will help the Company achieve profitability during or after 1998.

RESULTS OF OPERATIONS

Net revenues for the quarter ended September 30, 1997 increased 41% to $199,139 from $140,399 reported for the same quarter in 1996. Net revenues for the nine-month period ended September 30, 1997 increased 66% to $674,531 from $405,709 reported in the same prior year period. For the quarter ending September 30, 1997, the increase is primarily attributable to an increase in license sales as well as consulting revenues, of which Schlumberger Corporation provided $95,000 in consulting fees. For the nine- month period ending September 30, 1997, the increase is attributable to an increase in license sales, as well as contracts with Shell International Exploration & Production B.V.

of the Netherlands and ANSYS, Inc. reported for the quarter ended March 31, 1997 and consulting fees from Schlumberger during the third quarter.

Although revenues for the quarter ended September 30, 1997 increased 41% over the comparable quarter of 1996, operating expenses also increased over the previous quarter by 2% to $583,232. For the nine-month period ending September 30, 1997 operating expenses increased 43% to $2,096,717 over the previous nine months in 1996. These factors, combined with the lack of royalty revenues, resulted in a net loss of $358,468 for the quarter ended September 30, 1997 and a net loss of $1,349,408 for the nine-month period ending September 30, 1997. The net loss for the comparable quarter in 1996 was $462,279 and the net loss for the comparable nine-month period in 1996 was $1,234,181.

Research and development expenses increased 63% to $254,491 for the quarter ended September 30, 1997, from $156,199 reported for the same quarter of 1996. For the nine- month period ended September 30, 1997 research and development expense increased 88% to $944,513 from $502,335 reported in the same prior year period. For both periods the increase is attributable to increased staffing, as well as increased utilization of IIS-XOX Asia Pacific Ltd., the Company's Indian joint venture ("IIS-XOX").

Selling, general and administrative expenses decreased 20% to $328,741 for the quarter ended September 30, 1997 from $413,120 reported for the same quarter in 1996. The decrease in selling, general and administrative expenses for the quarter ending September 30, 1997 compared to the same quarter in 1996 is primarily attributable to termination of the Company's chief financial officer and the termination of the Company's consulting agreement with its sales representative in London, England during the second quarter of 1997, as well as other reductions in general and administrative expenses. For the nine-month period ended September 30, 1997, selling, general and administrative expenses increased 20% to $1,155,204 from $962,873 reported in the same prior year period. The increase in sales, general administrative expenses over the same period in 1996 is due to increased employment levels at the time and spending or other administrative expenses relating to operating as a public company during the first two quarters of 1997.

During the quarter ended September 30, 1997, the Company continued to keep its surplus cash invested in money market accounts and short-term commercial paper. These investments of the surplus cash provided approximately $16,756 of interest income. During the comparable quarter of 1996, the Company's interest income was $7057. For the nine-month period ended September 30, 1997, interest income increased to $68,277 from $7,606 reported in the comparable prior year period. This increase is attributable to proceeds from the Company's initial public offering, which closed in September of 1996.

Debt repayments and conversions in 1996 resulted in a lower interest expense for the quarter ended September 30, 1997 when compared to the comparable quarter in 1996. For the quarter ended September 30, 1997, interest expense decreased to $10,781 from $40,771 reported for the comparable quarter of 1996. For the nine-month period ended

September 30, 1997 interest expense decreased to $35,011 from $181,288 reported in the comparable prior year period.

In late December 1996, the Company made an equity investment of $41,020 in IIS-XOX. The Company is a 47.5% shareholder in the joint venture. For the three-month period ended September 30, 1997 the joint venture had net income of $41,367. The Company's 47.5% share of that net income, or $19,650, is reflected in both the balance sheets and statements of operations as part of the equity method of accounting for the joint venture investment. However, the salary of the managing director of IIS-XOX is paid entirely by the Company; therefore, any net income from IIS-XOX is entirely offset by this expenditure.

For the next several quarters, the Company expects that operating results could vary substantially from quarter to quarter due to a number of factors that are difficult to forecast. The results of one quarter may not be indicative of operating results in subsequent quarters. At its current stage of business development, the Company's quarterly revenues and results of operations may be materially affected by, among other factors, development and introduction of products, time to market, market acceptance, demand for the Company's products, reviews in the press concerning the products of the Company or its competitors and general economic conditions. Many of these factors are not within the control of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $1,024,474 at September 30, 1997, compared to $2,720,551 at December 31, 1996 and $3,470,071 at September 30, 1996. The
Company's working capital was $1,348,254 at September 30, 1997, compared to $2,730,734 at December 31, 1996. The Company had a working capital deficit of $3,473,988 at September 30, 1996. The Company completed its initial public offering in September of 1996.

For the nine-month period ended September 30, 1997, the Company used approximately $1,428,528 of cash to finance its operating activities. For the comparable nine-month period in 1996 approximately $1,223,784 of cash was used in operating activities. The Company continued to have operating expenses that far exceeded revenues, and as a result, large negative cash flows were experienced in the operating activities for the quarter and the nine-month period ended September 30, 1997.

To help remedy this situation, the Company reduced its work force by five employees effective April 22, 1997. This expense reduction and associated reduction in monthly cash expenditures is reflected in the Company's operating results beginning in May 1997. The Company does not expect any future work force reductions of key technical personnel. Any future work force reductions are not expected to have a material negative impact on 1998 revenues.

The Company had no capital expenditures for the quarter ended September 30, 1997.

The Board of Directors of the Company has authorized working capital advances to be made to IMETRIX, an Israeli company, in the form of a term loan of up to $200,000. The Company entered into a term loan agreement with IMETRIX on September 15, 1997. As part of that term financing, the Company has made working capital advances to IMETRIX of $12,000 in October 1996, $114,000 in the quarter ended March 31, 1997, and $35,000 in the current quarter. The total working capital advances of $161,000 are carried on the Company's balance sheet in the current asset section under the heading of "other."

Capital expenditures for the balance of fiscal year 1997 are estimated to be $20,000.

The Company estimates that its current cash balance and the cash generated from customer revenues will be sufficient to fund its operations and capital needs through at least the second quarter of 1998. At its current stage of business development, the Company's quarterly revenues and results of operations may be materially affected by, among other factors, development and introduction of products, time to market, market acceptance, demand for the Company's products, reviews in the press concerning the products of the Company or its competitors and general economic conditions. Many of these factors are not within the control of the Company. As a result, there can be no assurance that the Company will be sufficiently funded through the second quarter of 1998.



                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities

         (a)  Use of Proceeds from Registered Securities

1.   (a) State the name of the issuer or successor issuer filing the report.

                                 XOX Corporation

     (b) If a successor issuer is filing the report with respect to the registration statement of its predecessor, state the name of such predecessor issuer.

                                       N/A

2. (a) Indicate the effective date of the registration statement for which this information is reported.
                                                           MO     DAY     YEAR
                                                         [0 9]   [1 1]    [9 6]


                                                                        Regional
      (b) Provide the SEC file number assigned to the registration       Office
          statement.                                                      Code
                                                                         If Any
                                 [ 0 ] [ - ] [ 2 ] [ 8 ] [ 6 ] [ 1 ] [ 0 ] [ - ]


      (c) If the issuer has been assigned a CUSIP number, specify the first (6) digits.

                                             [ 9 ] [ 8 ] [ 4 ] [ 1 ] [ 2 ] [ Y ]


3.    (a) Has the offering commenced?                                  Yes    No
                                                                       |X|   |_|


      (b) If yes, indicate the date the offering commenced.  MO     DAY    YEAR
                                                           [0 9]   [1 1]   [9 6]
                  If no, explain briefly
                                        ----------------------------------------
                  --------------------------------------------------------------
                  --------------------------------------------------------------


4.    Did the offering terminate before any securities were sold?       Yes   No
                                                                        |_|  |X|
                  If yes, explain briefly
                                         ---------------------------------------
                  --------------------------------------------------------------
                  --------------------------------------------------------------

      Note: If the offering terminated before any securities were sold, see Rule 477 under Regulation C (17 CFR 230.477) regarding withdrawal of the registration statement.

Instruction:  If the answer to Item 4 is "yes", do not answer 5-12.

5.    Did the offering terminate prior to the sale of all securities    Yes   No
      registered?                                                       |_|  |X|

                  If yes, explain briefly
                                         ---------------------------------------
                  --------------------------------------------------------------
                  --------------------------------------------------------------

6.    Furnish the name(s) of the managing underwriter(s), if any.

      (01)  Equity Securities Trading Co., Inc.
      --------------------------------------------------------------------------
      (02)
      --------------------------------------------------------------------------
      (03)
      --------------------------------------------------------------------------
      (04)
      --------------------------------------------------------------------------

7.    (a)   Indicate the title and code of each class of securities registered and, where a class of convertible securities is being registered, indicate the title and code of any class of securities into which such securities may be converted

      Title of security                                                Code
      --------------------------------------------------------------------------
      (01)  Units, each Unit consisting of one share of Common          EQ
            Stock, $.025 par value and one Redeemable Common
            Stock Purchase Warrant
      --------------------------------------------------------------------------
      (02)  Common Stock, $.025 par value, underlying Redeemable        EQ
            Common Stock Purchase Warrants
      --------------------------------------------------------------------------
      (03)  Underwriter's Warrant to purchase shares of Common          EQ
            Stock, $.025 par value
      --------------------------------------------------------------------------
      (04)  Common Stock, $.025 par value, issuable upon exercise of the Underwriter's Warrant
      --------------------------------------------------------------------------

            Instruction: Select the appropriate code for each class of securities registered. Debt -- DE; Convertible Debt -- CD; Equity -- EQ; Limited Partnership Interest -- LP; Other (e.g., Investment contracts, warrants, rights, and optional) -- OT.

      (b)   Describe briefly any class of securities categorized as "other."
                  N/A
      --------------------------------------------------------------------------
      --------------------------------------------------------------------------
      --------------------------------------------------------------------------
      --------------------------------------------------------------------------

8. Indicate on the following table the amount and aggregate offering price of securities registered and sold to date for the account of the issuer and for the account(s) of any selling security holder(s).

                       For the account of the issuer                                       For the account(s) of any
                                                                                           selling security holder(s)
-----------------------------------------------------------------------------------------------------------------------------------
  Title of              Amount      Aggregate     Amount sold    Aggregate      Amount       Aggregate    Amount sold    Aggregate
  security            registered     price of                    offering     registered     offering                    offering
                                     offering                    price of                    price of                    price of
                                      amount                    amount sold                   amount                    amount sold
                                    registered                                              registered
-----------------------------------------------------------------------------------------------------------------------------------
(01)                 977,500       $6,842,500     870,000      $6,090,000

 Units
-----------------------------------------------------------------------------------------------------------------------------------
(02) Common Stock    977,500       $7,820,000        0              0
     Underlying
     Warrants
-----------------------------------------------------------------------------------------------------------------------------
(03) Underwriter's      1              0             1             $100
     5 Year
     Warrant
-----------------------------------------------------------------------------------------------------------------------------
(04) Common Stock     70,544       $  641,950        0              0
     Issuable Upon
     Exercise of
     Underwriter's
     Warrant
-----------------------------------------------------------------------------------------------------------------------------
(05)
                                                  870,000     $6,090,100
Total                                             Units
                                                  1 Warrant
-----------------------------------------------------------------------------------------------------------------------------


9. State, if known, or furnish a reasonable estimate of, the amount of expenses incurred for the issuer's account in connection with the issuance and distribution of the securities registered for each category listed below. Place an "X" in the box to the left of any amount given that is an estimate.

                                        DIRECT OR INDIRECT PAYMENTS TO
                                        DIRECTORS, OFFICERS, GENERAL PARTNERS OF
                                        THE ISSUER OR THEIR ASSOCIATES; TO
                                        PERSONS OWNING TEN PERCENT OR MORE OF
                                        ANY CLASS OF EQUITY SECURITIES OF THE
                                        ISSUER; AND TO AFFILIATES OF THE          DIRECT OR INDIRECT
                                        ISSUER                                    PAYMENTS TO OTHERS
                                                         (A)                                 (B)
--------------------------------------------------------------------------------------------------------
(01)     Underwriting discounts         $                                               $  609,000
         and commissions
--------------------------------------------------------------------------------------------------------
(02)     Finders' Fees
--------------------------------------------------------------------------------------------------------
(03)     Expenses paid to or for                                                           182,700
         underwriters
--------------------------------------------------------------------------------------------------------
(04)     Other expenses                                                                    301,114
--------------------------------------------------------------------------------------------------------
(05)     Total Expenses                 $                                               $1,092,814
--------------------------------------------------------------------------------------------------------



10.   Indicate the net offering proceeds to the issuer after the   [$ 4,997,286]
      total expenses in Item 9 above.

11. State, if known, or furnish a reasonable estimate of, the amount of net offering proceeds to the issuer used for each of the purposes listed below. Do not include any amount in "working capital" to which a more specific category is applicable. Place an "X" in the box to the left of any amount given that is an estimate.

                                                   DIRECT OR INDIRECT PAYMENTS        DIRECT OR INDIRECT
                                                   TO DIRECTORS, OFFICERS, GENERAL    PAYMENTS TO OTHERS
                                                   PARTNERS OF THE ISSUER OR THEIR
                                                   ASSOCIATES; TO PERSONS OWNING
                                                   TEN PERCENT OR MORE OF ANY
                                                   CLASS OF EQUITY SECURITIES OF
                                                   THE ISSUER; AND TO AFFILIATES
                                                   OF THE ISSUER
                                                                (A)                         (B)
--------------------------------------------------------------------------------------------------------
(01)     Construction of plant, building and
         facilities                                     $                              $
--------------------------------------------------------------------------------------------------------
(02)     Purchase and installation of
         machinery and equipment                                                            115,139
--------------------------------------------------------------------------------------------------------
(03)     Purchase of real estate
--------------------------------------------------------------------------------------------------------
(04)     Acquisition of other business(es)
--------------------------------------------------------------------------------------------------------
(05)     Repayment of indebtedness                              530,339                     671,779
--------------------------------------------------------------------------------------------------------
(06)     Working capital                                                                    416,610
--------------------------------------------------------------------------------------------------------


Temporary investment (specify)
--------------------------------------------------------------------------------------------------------
(07)     Money Market                                   $                        X     $  1,060,272
--------------------------------------------------------------------------------------------------------
(08)
--------------------------------------------------------------------------------------------------------
(09)
--------------------------------------------------------------------------------------------------------
(10)
--------------------------------------------------------------------------------------------------------

Other purposes (specify)
--------------------------------------------------------------------------------------------------------
(11)     Purchase of Software                    X      $                              $     85,000
--------------------------------------------------------------------------------------------------------
(12)     Sales and Marketing                                                                620,617
--------------------------------------------------------------------------------------------------------
(13)     Research and Development                                                         1,336,431
--------------------------------------------------------------------------------------------------------
(14)     IMETRIX Loan                                                                       161,000
--------------------------------------------------------------------------------------------------------
(15)
--------------------------------------------------------------------------------------------------------
(16)
--------------------------------------------------------------------------------------------------------


Instructions:     1.  Specify under "other purposes" any purpose for which at least 5 percent of the issuer's total offering proceeds of $50,000, whichever is less, has been used.

                  2. Compute all amounts from the effective date of the registration statement of the ending date of the reporting period for this report.

                  3.  Round all amounts to the nearest dollar.

12. Do the uses(s) of proceeds in item 11 represent a material change in the use(s) of proceeds described in the prospectus?
                                                                       YES    NO
                                                                       |_|   |X|

      If yes, explain briefly
                             ---------------------------------------------------

      --------------------------------------------------------------------------

      --------------------------------------------------------------------------

      --------------------------------------------------------------------------

      --------------------------------------------------------------------------

Item 3.  Defaults Upon Senior Securities.

         Not Applicable.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Not Applicable.

Item 5.  Other Information.

         Effective August 6, 1997, Lawrence W. McGraw resigned as president, chief executive officer and acting chief financial officer of the Company. Mr. McGraw also resigned as a member of the board of directors.

         Concurrent with Mr. McGraw's resignation, the board appointed Steven Mercil and Dirk McDermott as new members of the board. They replaced respectively Mr. McGraw and Dr. John Swanson, who voluntarily resigned to maintain an odd number of board members, as required by the Company's bylaws.

         The board accepted the resignations of Dirk McDermott and Robert Mars, Jr. due to time constraints. Effective November 11 and 13, 1997, the board received acceptance of appointment from Steven B. Liefschultz, Bernard J. Reeck, Richard L. Fast and John Sherbin as new members of the board. Therefore the entire composition of the Company's seven member classified Board of Directors is as follows: Richard L. Fast, Steven B. Liefschultz, Thomas Lucas, Steven Mercil, Bernard J. Ruck, John Serbin and Dr. Pradeep Sinha.

         Concurrent with his appointment to the Board, Mr. Liefschultz was appointed Chairman of the Board, replacing Steven Mercil who had previously been appointed as Chairman. Also on November 11, 1997, Steven Mercil was appointed interim chief executive officer, president, and chief financial officer of the Company until a suitable replacement can be found. Dr. Pradeep Sinha, who had been acting in that interim capacity since Mr. McGraw's resignation, remains a board member, Vice President of Research, and Chief Technical Officer.

         Mr. Mercil's compensation is be based on an annual salary of $100,000. In addition, he has been granted options to purchase 50,000 shares of the Company's common stock pursuant to the terms of the Company's 1996 Omnibus Stock Plan.

         In addition to normal duties as chairman, Mr. Liefschultz will also perform other strategic and financial duties on behalf of the Company. As compensation for these other services, the Company granted Mr. Liefschultz nonqualified options to purchase 100,000 shares of the Company's common stock. These options were not granted under the Company's 1996 Omnibus Stock Plan.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits.

                  (i) Those exhibits required to be furnished in response to this item, other than Exhibits 10 and 27, were furnished in connection with the Company's Registration Statement on Form SB-2, File No. 333-05112-C, as filed with the Securities and Exchange Commission and as amended, and other reports filed under the Securities Exchange Act of 1934, all of which are incorporated herein by reference.

                  (ii) Exhibit 10 - Term Loan Agreement between IMETRIX Limited and the Company dated September 15, 1997.

                  (iii)    Exhibit 27 - Financial Data Schedule

         (b)      Reports on Form 8-K.

                  (i)      None.


In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        XOX Corporation

November 14, 1997


                                        By  /s/ Steven B. Mercil
                                            ------------------------------------
                                            Steven B. Mercil
                                            President, Chief Executive Officer &
                                            Chief Financial Officer