Form 10KSB
period 1997-12-31
XOX CORP
filed 1998-03-31
CIK 798122

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 1997
                       Commission file number 333-05112-C

                                 XOX CORPORATION
           (Name of small business issuer as specified in its charter)


         Delaware                                          93-0898539
    (State or jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                     Identification No.)

               7640 West 78th Street, Bloomington, Minnesota 55439
                                 (612) 946-1191
        (Address and telephone number of principal executive offices and principal place of business)

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

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

The Issuer's revenues for its most recent fiscal year were $914,035.

As of March 27, 1998, the Issuer had 2,235,188 shares of common stock, $.025 par value, outstanding, excluding outstanding shares beneficially owned by affiliates. The aggregate market value of such common stock as of March 27, 1998, (based on the average closing bid and asked prices as of March 27, 1998 as reported by the Nasdaq SmallCap Market), was approximately $5,029,173.

DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Business Disclosure Format (check one):  Yes ___ ;  No _X_

                                     PART I

     This Form 10-KSB contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," or "continue" or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, not limited to, but including the risk factors set forth in the "Risk Factors" section of the Company's Registration Statement on Form SB-2 (File No. 333-05112-C).

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

     For the past three years, the Company has focused a significant portion of its development and marketing resources in the Geosciences. The Company believes that this market offers good opportunities for customer revenues in the next two years and beyond.

     On September 11, 1996, the Company completed its initial public offering of its Units, each Unit consisting of one share of Common Stock and one Redeemable Common Stock Purchase Warrant. The offering, including a partial exercise of the underwriter's over-allotment option, resulted in the sale of 870,000 Units and provided the Company with net proceeds of approximately $4,997,000. These net proceeds have, to date, provided the Company with financial resources to pay down some debt and to continue to pursue its business strategy.

(b) BUSINESS OF THE COMPANY

PRODUCTS

     The Company's principal product, the SHAPES(R) Geometric Computing System ("SHAPES"), is sold and licensed to software developers in the Geosciences industry to be embedded in their application software. The Company's primary near term business strategy is to generate royalty revenues from these application software developers. The Company hopes, additional near term revenues will be developed from a CAD cleanup technology ("GDX").

     SHAPES not only adds speed and clarity of "feel" to any visual model, but also handles much more complex modeling requirements when compared to the solid modeling geometry that exists in CAD systems. These solid modelers are prevalent in the products marketed by the large CAD vendors, including Autodesk,

Inc., Parametric Technologies, Inc., SDRC, EDS Unigraphics, Matra Datavision, and others as well as the ACIS product marketed as an independent geometry product by Spatial Technologies. These modelers were developed in the 1970's and 1980's using a subset of geometry (called B-splines or NURBs) specifically for the purpose of designing manufactured solid objects, like automobile parts, airplane parts, etc. Based on feedback received from its customers, the Company maintains that these modelers are limited in four important areas where the Company's product excels in contrast to competing products:

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

(4) The ability to model ill-formed data. CT scans in the Medical field and Seismic data in Geosciences create fuzzy data. Using industry supplied methods for identifying points of interest, the Company's product converts this data into accurate and robust models, allowing users to look at and feel areas of interest in great detail, and to simulate the impact of change.

     The advantages of SHAPES over solid modelers are now leading the Company to seek partners to jointly develop its first end-user products (as compared to the set of software libraries which the Company historically has sold to its application software customers) targeted for the Geoscience and CAE. The Company expects to begin to contractualize these partnerships in 1998 with initial revenues from products jointly developed through these partnerships anticipated in late 1998.

CUSTOMERS

     SHAPES has been licensed as an enabling component technology to over 20 software developers. Over 20,000 copies of SHAPES have been integrated into OEM applications.

     For the fiscal year ended December 31, 1997, revenues from Schlumberger Corporation ("Schlumberger") and Shell International Exploration & Production B.V ("Shell Oil") were approximately $430,000, which represents approximately 47% of 1997 revenues. The Company currently anticipates that the same companies could account for a significant portion of its annual revenue in 1998.

MARKETS AND APPLICATIONS

     Initially, the Company focused its marketing efforts principally on software developers in the CAD market, achieving modest acceptance. In the last three years, the Company has begun to explore market areas other than CAD, including Geophysical software, Geographical Information Systems ("GIS"), Medical Imaging, Scientific Visualization and Analysis software, Computer Aided Manufacturing ("CAM"), and CAE. Because the full breadth of the Company's product is well suited for 3D Earth Modeling and because this industry is actively pursuing new technology, the Geosciences industry currently represents what the Company believes is its strongest niche market.

    GEOSCIENCES

     The Geosciences industry represents the largest number of active developers of SHAPES-based products, including Shell Oil and Schlumberger. The end-users of these products, principally oil exploration and oil producing companies, invest heavily in computer technology for its aid in locating new oil fields and in enhancing the production and extraction of petroleum from existing oil fields. The Company has been working closely with Schlumberger, one of the world's largest oil services companies, to refine and adapt SHAPES as a geometric modeler for use in the geophysical industry.

     The precision of SHAPES geometry in creating 3D earth models is designed to enable users to build more accurate models than was previously possible. Oil companies have substantial interest in models which accurately direct their exploration and production activities. The Company is extending SHAPES capabilities in this industry to allow simulation of more complex earth models.

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

      Although CAD systems have done well with less sophisticated geometry systems, some advanced usages are emerging which exceed the capabilities of standard CAD systems. After CAD designs are created, they are used for various purposes, including computer-based analysis of how a designed product might perform under various stresses, pressures and heat treatment. An industry called Finite Element Analysis ("FEA") exists to test such designs. A leader in the FEA industry, ANSYS, Inc. (the parent of SAS IP, Inc.) ("ANSYS"), was one of the earliest adopters of SHAPES technology. ANSYS has been shipping SHAPES-embedded products since 1992. In working with ANSYS, the Company has confirmed that the designs produced by CAD systems are often inadequate for these "advanced" needs because the geometry is not complete; the designs do not intersect and have "tears" and "holes," along with other inadequacies. The Company's GDX technology offering targets this need and offers a possible solution to the problem.


     MEDICAL IMAGING AND ANALYSIS

     Similar to the Geosciences industry, the Medical Imaging and Analysis market involves the modeling of complex surfaces and differing material properties. The Company believes its technology could have broad application within this market, including the use of information from CT (Computed Tomography) and MRI (Magnetic Resonance Imaging) scans to develop sophisticated models of portions of the human body for radiation therapy planning, orthopedic fittings, development of surgical strategies, and assistance in robotic surgery. The ability to look at parts of the human body under different stress conditions has significance in the medical industry. As an example, using SHAPES-based products from two of the Company's customers, researchers at Stanford University created computer models of a series of real blood vessels and arteries. They then modeled, not just visualized, the effect of moderate exercise on a clinically observed plaque deposit within an artery. They were able to conclude that the flow through the artery was clearly less impeded with the accelerated flow resulting from moderate exercise. Although the Company's efforts in this industry are currently only exploratory in nature, the Company hopes to be able to market its enabling technology to medical application developers because of the unique capabilities of SHAPES.

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

STRATEGY

     The Company's primary product strategy is to position itself as the provider of next generation geometric modeling component software. The Company anticipates that it will gain the majority of its near-term (through 1998) revenues from software developers who embed SHAPES as a software component into their products. In addition, the Company has recently placed increase emphasis on developing partnerships and strategic alliances that will use SHAPES to jointly develop end-user products. By expanding its business strategy to include development of end-user products, the Company expects to become less dependent on longer-term Original Equipment Manufacturers ("OEM") sales for its total revenues.

MARKETING AND SALES

     The Company markets its products in North America, Europe and Asia through direct sales and distributors, both strongly supported by a technical sales support staff. In 1997, the Company also marketed its products pursuant to an agreement with IIS Infotech, Ltd. ("IIS"), its partner in the Indian joint venture organization described below. As described below, the Company is not satisfied with the results of the joint venture and is developing an alternative to the joint venture.

     Currently the Company's sales and marketing activities are conducted using a team effort approach led by its Chief Technical Officer and supported by staff. The sales support staff is responsible for aiding potential customers in technical evaluation of SHAPES as a possible core technology for the customer's software. The Company's sales support staff will often build an initial prototype of a potential application during this phase.

LICENSE AND DISTRIBUTOR AGREEMENTS

     The Company enters into license agreements with its customers. However, other than its agreements with Schlumberger Corporation and Shell Oil Company, no other license agreements are anticipated to account for more than 10% of the Company's future revenue. As further partnerships and strategic alliances are formed to jointly develop end-user products, the Company believes a growing share of its overall revenue will be contributed from such sources. License agreements provide that each customer is entitled to utilize the Company's proprietary technology in the development of the customer's product. With the exception of the agreement with Unitechnic SA, which provides exclusivity in France, the license agreements are non-exclusive and provide that each licensee is required to make royalty payments to the Company based on the number of customer products sold. Each of the license agreements provide that the licensee may cancel the agreement at any time upon written notice and further provide the licensee with the right to use source code in certain prescribed events. In such event, however, the licensee must continue to pay royalties as provided for in the agreement. Although the existence of this term may diminish the value of the Company's assets, the Company believes that the licensee's obligation to continue to make royalty payments would minimize the impact.

     The Company's distribution agreements with TechSoft GmbH and Unitechnic SA grant those entities the right to distribute the Company's products. These agreements provide that any license generated as a result of a distributor's efforts will be directly between the Company and the licensee. The agreements provide that the distributor will invoice the licensee and pay a portion of any fees and royalties to the Company. The distribution agreement with TechSoft originally provided that it had exclusive distribution rights to the Company's SHAPES product in Europe, the independent republics formerly part of the Soviet Union, and Israel. However, this agreement has been modified as a result of TechSoft's failure to meet the performance measures mandated in the agreement. This failure is perceived by the Company to be attributable to TechSoft's limited sales and support capabilities outside of Germany. As a result, the agreement with TechSoft is now a non-exclusive distribution right. The Company's agreement with Unitechnic grants it the sole distribution right in France for the Company's SHAPES products.

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


     The ACIS Geometric Modeler, a solid modeling product developed by Spatial Technology Inc. ("Spatial"), is the primary competitive product in the CAD and CAM marketplace. In the CAD/CAM market, Spatial has attempted to position ACIS as a geometry standard. Spatial has had some success in the scientific visualization and CAM markets but has not yet achieved success in penetrating the geophysical niche. The Company also faces known competition from a variety of other competitors in the CAD/CAM market including ParaSolids, developed by EDS Unigraphics and CAS.Cade, developed by Matra Datavision.

     As with all rapidly evolving technological environments, the Company will likely face competition from other competitors which are not currently known. In addition, internal development is a strong alternative in the market segments pursued by the Company. For many CAD software developers, geometry is considered to be integral to their development process and architecture. Also, the payment of royalties may be considered to be high in comparison to the cost of maintaining an internal geometry staff.

     While many of the Company's competitors have more experience, greater specialization and greater financial and other resources than the Company, the Company believes that technical abilities, functionality and design make its product superior to those of its competitors.

RESEARCH AND DEVELOPMENT

     The Company plans to focus on research and development of products which will allow it to more fully exploit its technology in the Geophysical software, CAD/CAM/CAE, and Medical Imaging markets. Currently the Company is working on development of: (i) a geological modeling product for the PC environment; (ii) speed and performance improvements for handling large models; and (iii) its GDX technology for a product, which is intended to provide for the input of CAD data in various formats (IGES, VDA, STEP, SAT), filling of inadequacies contained in such data and exclusion of extraneous data used in advanced CAD and analysis applications.

     The Company's research and development expenses increased 48% over 1996 to $1,346,675 representing 39% of operating expenses in 1997 as compared to 40% of operating expenses in 1996. This increase in research and development expenses was primarily the result of the growth in Company employment levels and activity levels with the Indian joint venture described below.

JOINT VENTURE EFFORT

     In December 1995, the Company entered into a joint venture agreement with IIS Infotech Ltd. ("IIS"), a major software services company located in New Delhi, India thereby creating the organization of IIS-XOX Asia Pacific Pvt. Ltd. ("IIS-XOX"). Through this effort the Company intended to accomplish an accelerated integration of SHAPES into its customers' end-user products. The Company expected that IIS-XOX would be able to service the application development needs of the customers of the Company for much less than it would cost the Company to provide equivalent services.

     In December 1996, the Company made an equity investment of $41,020 in IIS-XOX and became a 47.5% shareholder of IIS-XOX. The Company's 47.5% share of its equity and earnings of the joint venture is reflected in its statements of operations as part of the equity method of accounting. However, the salary of the managing director of IIS-XOX is paid entirely by the Company; therefore, any net income from IIS-XOX is entirely offset by this expenditure. At present the Company is negotiating an exit from the joint venture with its joint veture partner IIS Infotech Ltd.

PATENTS AND PROPRIETARY TECHNOLOGY

     The Company relies on patents, patent applications, trademark, copyright and trade secret laws, employee and third party non-disclosure agreements and other methods to protect its proprietary rights. The Company currently holds two patents relating to intersection algorithms and one patent approved for issuance relating to the microtopology module in the United States. There can be no assurance any future patent applications will be granted or that any current or future patent, regardless of whether the Company is an owner or a licensee of such patent, will not be challenged, invalidated or circumvented or that the rights granted thereunder or under licensing agreements will provide competitive advantages to the Company. Management of the Company believes that the Company's technology is further protected by the knowledge, experience, and creativity of the Company's research and development staff, which will enable the Company to develop new technologies in an industry characterized by rapid technological change. However, there can be no assurance that competitors may not successfully duplicate the Company's proprietary software by their own research efforts or that the Company will be able to retain (or replace) personnel important to its research and development efforts.

     The Company's success is dependent on protecting its proprietary software and intellectual property rights, especially the computer algorithms that allow the Company's products to process geometric data with the generality, speed, reliability, and efficiency required in the computer marketplace, and believes such rights are of critical importance to the Company. Thus, it is the Company's policy, whenever possible, to file for patents, copyrights, and trademarks and to aggressively pursue perceived infringements of its technology.

OTHER

     The Company is not a manufacturer, and as such, there are no raw materials or principal suppliers to be concerned with. The use of magnetic media, tapes, diskettes, "chips" or transmitting the software via telecommunications is common with all software companies. There are currently no domestic government approvals or regulations which affect the marketing of the company's existing or future software products. However, in the event of any international sale of its products, the Company would likely be subject to various domestic and foreign laws aimed at regulating such export and export-related activities. There are no current environmental laws germane to the Company's business.

EMPLOYEES

     As of the date of this Form 10-KSB, the company employs 13 people (excluding personnel available through the joint venture described above), and all but one are full time employees. No employee of the Company is represented by a labor union and the Company is not subject to a collective bargaining agreement. All key employees of the Company are covered by agreements containing confidentiality and non-compete provisions. Given the recent workforce reduction discussed elsewhere herein, the Company believes it maintains good relations with its employees.



ITEM 2. DESCRIPTION OF PROPERTY

     The Company currently leases approximately 4,332 square feet of commercial office space at 7640 West 78th Street, Bloomington, Minnesota 55439. The lease has a term through the year 2000. The annual rental payment on these premises is approximately $29,680 plus a sharing of expenses for the term of the lease. The Company currently does not maintain any investment in real estates or related industries.

ITEM 3. LEGAL PROCEEDINGS

     To the best of its knowledge, the Company is not involved in any pending or threatened litigation.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since September 11, 1996 (the date of the Company's initial public offering of its Units, each Unit consisting of one share of Common Stock, $.025 par value, and one Redeemable Common Stock Purchase Warrant) and for the period which followed, the Company's Units have traded in the over-the-counter market and have been quoted on the Nasdaq SmallCap Market under the symbol XOXCU. The following table sets forth, for the fiscal year 1996 calendar quarters indicated, the high and low bid prices for the Company's Units as reported by Nasdaq, and for the fiscal year 1997 calendar quarters indicated, the high and low bid prices for the Company's Common Stock as reported by Nasdaq. Such quotations represent interdealer prices, without retail markup, markdown or commission, and do not necessarily represent actual transactions. On or about March 11, 1997, the Common Stock and Redeemable Warrants detached and became separately tradeable. The Company's Common Stock and Redeemable Warrants have been approved for listing on the Nasdaq SmallCap Market under the symbols XOXC and XOXCW, respectively. Pending satisfaction of certain listing conditions of Nasdaq Listing Qualifications Panel, effective Feburary 12,1998, the Company's securities were identified with a fifth character "C" ("conditional") appended to its symbol. In the event the Company is unable to satisfy the conditions for continued listing on the Nasdaq SmallCap Market imposed by the Nasdaq Listing Qualifications Panel, the Company's securities may be delisted from trading on the Nasdaq SmallCap Market and will trade on the OTC Bulletin Board, as described elsewhere herein.

     On November 25, 1997, the Company's Board of Directors approved the private placement of up to 100,000 shares of the Company's unregistered common stock to members of the Company's Board of Directors at a price of $1.50 per share (the "Private Placement"). Each member of the Board of Directors was offered the ability to purchase his proportional share of the Private Placement. Messrs. Steven Liefshcultz and Bernard Reeck each agreed to participate in the Private Placement, with each purchasing 50,000 shares of such common stock. The total offering price for the Private Placement was $150,000, and the securities were sold pursuant to exemptions under Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, as well as pursuant to Rules 504 and 506 of Regulation D.

                                                HIGH                LOW

1996
Third Quarter (from September 11, 1996)       $  7.750            $  6.620
Fourth Quarter                                $  7.500            $  5.000

1997

First Quarter                                 $  3.500            $  3.000
Second Quarter                                $  3.500            $  1.750
Third Quarter                                 $  3.000            $  1.750
Fourth Quarter                                $  2.750            $  1.000

1998

First Quarter (through March 20, 1998)        $  2.438            $  1.250



     As of March 20, 1998, there were (a) 3,051,931 shares of common stock outstanding, held of record by approximately 219 registered shareholders, (b) outstanding options to purchase an aggregate of 1,106,573 shares of Common Stock, and (c) outstanding warrants to purchase an aggregate of 1,456,214 shares of Common Stock. The Company has not declared or paid any cash dividends on its Common Stock since its inception and does not intend to pay any dividends for the foreseeable future.


B.   USE OF PROCEEDS FROM REGISTERED SECURITIES

1. The effective date of the registration statement for which this information is reported was September 11, 1996.

2. The following is a reasonable estimate of, the amount of net offering proceeds to the issuer used for each of the purposes listed below. An "x" has been placed to the left of any amount that is an estimate.

                  DIRECT OR INDIRECT PAYMENTS TO
                  DIRECTORS, OFFICERS, GENERAL PARTNERS OF
                  THE ISSUER OR THEIR ASSOCIATES; TO
                  PERSONS OWNING TEN PERCENT OR MORE OF
                  ANY CLASS OF EQUITY SECURITIES OF THE
                  ISSUER; AND TO AFFILIATES OF THE            DIRECT OR INDIRECT
                  ISSUER                                      PAYMENTS TO OTHERS
                                         (A)                          (B)
--------------------------------------------------------------------------------
(01) Construction of plant, building
     and facilities
--------------------------------------------------------------------------------
(02) Purchase and installation of
     Machinery and equipment                                       $115,139
--------------------------------------------------------------------------------
(03) Purchase of real estate
--------------------------------------------------------------------------------
(04) Acquisition of other business(s)
--------------------------------------------------------------------------------
(05) Repayment of indebtedness          $597,572                   $258,446
--------------------------------------------------------------------------------
(06) Working capital             x                                 $757,912
--------------------------------------------------------------------------------

Temporary investment (specify)

(07)     Money Market            x                                 $687,039
         ------------------------------------------------------------------
(08)
         ------------------------------------------------------------------
(09)
         ------------------------------------------------------------------
(10)
         ------------------------------------------------------------------

Other purposes (specify)

(11)     Purchase of software                                       $85,000
         ------------------------------------------------------------------
(12)     Sales and marketing                                       $788,912
         ------------------------------------------------------------------
(13)     Research and development                                $1,546,285
         ------------------------------------------------------------------
(14)     IMETRIX Loan                                              $161,000
         ------------------------------------------------------------------
(15)
         ------------------------------------------------------------------
(16)
         ------------------------------------------------------------------

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

FISCAL YEAR 1997 COMPARED TO FISCAL YEAR 1996

     Net revenues for fiscal year 1997 were $914,035, an increase of approximately 13% from the net revenues of $806,505 realized in fiscal year 1996. The increase in revenue in 1997 is attributable to an increase in license sales, as well as contracts with Shell Oil. Two customers, Shell Oil and Schlumberger, represented approximately 47% of the revenue sources for XOX in 1997. The Company anticipates that geosciences will continue in fiscal year 1998 to represent the strongest niche market for providing revenues to XOX.

     The Company's 1997 revenues of $914,035 did not meet prior expectations of the Company's Board of Directors and its management. This revenue disappointment resulted, in part, from a failure in the generation of revenues from the Company's royalty business model. To increase revenues in 1998 the current Board and management intend to broaden the scope of business opportunities, including without limitation, the sale of nonexclusive licenses which may include the ownership of source code, partnerships and strategic alliances for the purpose of joint development and marketing of end user products, and continued sale of OEM licenses at increased prices, which price may include negotiated royalties and development support. While the Company is in the process of developing long-term strategic opportunities to supplement or replace the Company's royalty business model, there can be no assurance that any of the foregoing business opportunities will help the Company achieve profitability during or after 1998.

     Although revenues received in 1997 increased 13% over those of 1996, 1997 operating expenses increased 49% over 1996 to $3,458,063. Research and development expenses increased approximately 45% over 1996 to $1,346,675 representing approximately 39% of operating expenses as compared to 40% of operating expense in 1996. Nearly 60% of the 1997 research and development expenses occurred in the first half of 1997. The increase is attributable to increased staffing, increased involvement in the joint venture IIS-XOX, and working capital provided to IMMETRIX Ltd., as discussed below.

     Selling, general and administrative expenses increased approximately 51% over 1996 to $2,111,388 and represented approximately 61% of 1997 operating expenses. The increase in sales, general administrative expenses over the same period in 1996 is due, in part, to increased employment levels and spending on other administrative expenses relating to operating as a public company during 1997, efforts to remain listed on the Nasdaq SmallCap Market, and severance compensation paid to terminated employees as required under their employment contracts with the Company.

     These factors, combined with the failure in the generation of revenues from the Company's royalty business model resulted in a net loss of $2,470,841 for 1997. The net loss per share for 1997 was $.83 compared to the net loss per share for 1996 of $.88.

     In an attempt to achieve profitability in 1998 by improving the ratio of operating expenses to sales, the Company's current Board of Directors and its management budgeted reduced expenses and monthly cash expenditures. These reductions were effective on January 1, 1998. In December 1997 the Company moved its offices to a more accessible, cost-efficient location. The results of these efforts, as well as others, will be reflected in the Company's quarterly results beginning in the first quarter of 1998.

     Interest income in 1997 of approximately $79,146 resulted from the investment of the surplus cash realized from the Company's initial public offering in September 1996 in money market accounts and short-term commercial paper.

     For the year 1998, the Company believes that operating results could vary substantially from quarter to quarter. At its current stage of operations, the Company's quarterly revenues and results of operations may be materially affected by the timing of the development, introduction and market acceptance of the Company's and its licensees' products.

LIQUIDITY AND CAPITAL RESOURCES

     The completion of the Company's initial public offering of its Units in September 1996, and a partial exercise of the underwriter's over-allotment option in November 1996, provided the Company with net proceeds of approximately $4,997,000. This financing transaction gave the Company the necessary cash infusion to pay down some debt and to continue to pursue its business strategy.

     Cash and cash equivalents were $687,039 at December 31, 1997, compared to $2,720,551 at December 31, 1996. The Company's working capital was $687,199 at December 31, 1997 compared to a working capital of $2,718,734 at December 31, 1996.

     With operating expenses far exceeding revenues during 1997, the Company used $1,914,358 of cash for its operating activities. The comparable amount of cash used in operating activities for 1996 was $1,729,685. To help remedy this situation, the Company reduced its work force throughout 1997 as well as its facility leasing costs. These expense reductions and associated reductions in monthly cash expenditures are expected to be reflected in the Company's operating results beginning in the first quarter of 1998.

     Investing activities during 1997 used $219,333 of cash of which, $70,333 was used for the purchase of equipment (principally computers) and furniture and work cubicles and $114,000 was used for working capital advances to IMMETRIX Ltd.

     In 1996, XOX entered into a joint development and marketing agreement with an Israeli company (IMETRIX Ltd.), which owns data capture technology for aerial and satellite data capture. In 1996, the Board of Directors of the Company authorized working capital advances to be made to IMETRIX in the form of a term loan of up to $200,000. The Company, thereafter, entered into a term loan agreement with IMETRIX on September 15, 1997. The agreement provides XOX conversion (and registration) rights related to the loan, warrant coverage, and some security interest in the technology of IMETRIX. The term loan agreement between IMETRIX Limited and the Company dated September 15,1997 was filed as part of the Company's Form 10-QSB for the quarter ended September 30, 1997. As part of that term financing, the Company made working capital advances to IMETRIX of $12,000 in October 1996, $114,000 in the quarter ended March 31, 1997, and $35,000 in the third quarter of 1997 for a total of $149,000 in 1997. As of December 31, 1997, working capital advances to IMETRIX totaled $161,000.

     The total working capital advances to IMETRIX were carried on the Company's balance sheet as a note receivable of $161,000 for the quarter ended September 30,1997. However, while the advances are not scheduled to be repaid until the middle of 1999, the Company has chosen to reserve a loss for this debt, due to the fact that IMETRIX is an early stage development company, has not had revenues to date, and there can be no assurance that IMETRIX will achieve its projected results or be profitable in the future in a manner sufficient to repay the Company. Therefore the Company expensed $161,000 to research and development as a year end adjustment.

     In December 1996, the Company made an equity investment of $41,020 in IIS-XOX, in exchange for a 47.5% interest in the joint venture. The Company's 47.5% share of equity in earnings of the joint venture for the year ended December 31, 1997 amounted to $39,512, resulting in an investment in the balance sheet of $80,532 at December 31, 1997 in accordance with the equity method of accounting. The majority of the salary of the managing director of IIS-XOX is paid entirely by the Company; therefore, any earnings from IIS-XOX is entirely offset by this expenditure. At present the Company is negotiating to exit from the joint venture.

     Sales of equity securities by the Company offset by certain note payments, financing, and repayments provided a net amount of cash of $100,179 in 1997. A private placement of up to 100,000 shares of the Company's common stock to members of the Company's Board of Directors at a price of $1.50/share was the principal financing transaction for the Company in 1997. The Company took this action in an explicit attempt to maintain its listing on the NASDAQ SmallCap market as explained in the Company's Form 8-K filed November 26, 1997.

     At a regularly scheduled meeting of the Company's Board of Directors on November 15, 1996, by a unanimous vote, the Board authorized a repayment schedule for the next three years on the interest bearing employee debt. Over three years beginning in 1997, up to one-third of an employee's interest-bearing debt is expected to be repaid annually, if the employee agreed to convert an equal or greater amount of non-interest bearing debt into Common Stock at the conversion rate of $2.50 per share. Eleven individuals have chose to accept the Board's proposal. The Company repaid approximately $51,621 of interest-bearing notes and converted $50,825 amount of non-interest bearing notes into Common Stock in 1997. The 1998 installment is expected to be completed during the first quarter of 1998.

     The Company estimates that it will make capital expenditures in 1998 of approximately $20,000 for computer equipment.

     The Company estimates that its current cash balance and the cash to be generated from customer revenues will be sufficient to fund its operations and capital needs through at least the second quarter of 1998. At its current stage of business development, the Company's quarterly revenues and results of operations may be materially affected by, among other factors, development and introduction of products, time to market, market acceptance, demand for the Company's products, reviews in the press concerning the products of the Company or its competitors and general economic conditions. Many of these factors are not within the control of the Company. As a result, there can be no assurance that the Company will be sufficiently funded through the second quarter of 1998.

     In November of 1997 the Company received correspondence from the NASDAQ Stock Market, Inc. which described the Company's failure to be in compliance with continued listing requirements based on financial information contained in the Company's Form 10-QSB for the quarter ending September 30, 1997. Following XOX's filing of a Form 8-K on November 26, 1997, evidencing compliance with applicable Nasdaq continued total asset and capital surplus listing criteria, Nasdaq scheduled a hearing on January 23, 1998 relating to the decision of the Nasdaq Stock Market Inc. to delist the quotation of the Company's securities from the Nasdaq Small Cap Market. Following this review by the Nasdaq Listing Qualifications Panel, Nasdaq determined that the XOX's securities would continue to be "conditionally" listed on the Nasdaq SmallCap Market subject to the following. On March 2, 1998, XOX was required to provided Nasdaq certain supplemental information regarding business developments and, on or before March 31,1998, it must make a public filing with the Securities and Exchange Commission evidencing a minimum of $3 million in net tangible assets. If the Company's securities should cease to be listed on the Nasdaq SmallCap Market they may continue to be listed on the OTC-Bulletin Board.

     On March 31, 1998 the Board of Directors of XOX Corporation informed the NASDAQ SmallCap Market, Inc. that it would not be making a public filing with the Securities and Exchange Commission evidencing a minimum of $3 million in net tangible assets as of March 31,1998. The Company believes that in order to make a filing evidencing $3 million of net tangible assets the Company would be required to raise an amount of capital that would unnecessarily dilute the equity of existing shareholders given pending business developments. However, there can be no assurances that the Company will be able to achieve such pending business developments, nor can there be any assurances that the Company will not need to raise additional equity capital causing dilution to existing shareholders in the future. Therefore, the Company anticipates that its units, shares, and warrants will be delisted from trading on the NASDAQ Small Cap Market and will trade on the OTC-Bulletin Board. Such action may limit share-holder liquidity and subject the trading of the Company's stock to the more stringent "penny stock" rules, as discussed in the Company's Registration Statement on Form SB-2 (File No. 333-05112-C).

     The year 2000 effect is not expected to have a material impact on the Company. Future developments may have a material adverse effect on the Company.

     Concurrent with Mr. McGraw's departure as CEO and from the Board of Directors, Steve Mercil and Dirk McDermott were added as members of the Board. In September 1997, Dirk McDermott tendered his resignation from the Board. In October 1997, Robert Mars, Jr. resigned from the Board. Thereafter, Steven B. Liefschultz, Bernard J. Reeck and Richard L. Fast, and John Sherbin II joined the Company's Board of Directors. Steven B. Liefschultz was appointed Chairman of the Board of Directors, replacing Mercil as Chairman, and Steven Mercil was appointed Interim Chief Executive Officer, President, and Chief Financial Officer. In addition to normal duties as Chairman of the Board, at the request of the Board, Mr. Liefschultz has agreed to provide additional services to the Company.


ITEM 7. FINANCIAL STATEMENTS

      The following Financial Statements and Independent Auditor's Report thereon are included herein (page numbers refer to pages in this Report on Form 10-KSB):

                                                                          Page

Independent Auditors' Report   ............................................ F-1


Balance Sheets as of December 31, 1997 and 1996 ........................... F-2

Statements of Operations for the years ended December 31, 1997 and 1996 ... F-4

Statement of Stockholders' Equity for the years ended
  December 31, 1997 and 1996   ............................................ F-5

Statements of Cash Flows for the years ended December 31, 1997 and 1996 ... F-6

Notes to Financial Statements   ........................................... F-7


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

(a) DIRECTORS, EXECUTIVE OFFICERS AND OTHER SIGNIFICANT EMPLOYEES


    Name                       Age      Position                                       Director
    ----                       ---      --------                                        Since
                                                                                       --------
    Steven Mercil               46      Interim Chief Executive Officer and              1997
                                        President, Interim Chief Financial Officer
                                        and Director(2)(3)

    Dr. Pradeep Sinha           39      Vice President of Research, Chief                1987
                                        Technical Officer and Director(2)(3)

    Thomas J. Lucas             46      Director(1)(2)(3)                                1995

    Steven B Liefschultz        55      Chairman of the Board and Director               1997
                                        (1)(2)(3)

    John M. Sherbin II                  Director(1)                                      1997

    Bernard J. Reeck                    Director(2)(3)                                   1997

    Richard L. Fast                     Director(1)                                      1997

    Dr. Indranil Chakravarty    44      Vice President High Performance Computing         --

(1) Member of the Audit Committee
(2) Member of the Compensation Committee
(3) Member of the Executive Committee

STEVEN MERCIL is the Interim Chief Executive Officer, Chief Financial Officer and President of the Company, as well as a member of the Board of Directors. Mr. Mercil was previously the equity fund manager of Minnesota Technology, Inc.
(MTI), an equity investment fund specializing in Minnesota technology companies. MTI granted Mr. Mercil a leave of absence to be employed at the Company on an interim basis. Mr. Mercil has more than 13 years of experience assisting in the strategic development and growth of public and private companies. He rejoined the Company's Board last August after previously serving from 1993 to 1995.

DR. PRADEEP SINHA is a co-founder of the Company, a director and the Vice President of Research and Chief Technical Officer. Dr. Sinha's research provided the basis upon which the Company's software products were developed. Dr. Sinha received his Doctorate from Cornell University in Mechanical Engineering.

THOMAS J. LUCAS is a director of the Company. Mr. Lucas was Group Vice President for Flint Ink Company, located in Detroit, Michigan for seven years. Mr. Lucas holds a J.D. degree from William Mitchell College of Law in St. Paul, Minnesota and an B.A. from the University of Notre Dame.

BERNARD J. REECK is a director of the Company. Mr. Reeck is the president of Group Services Company, which has interests, among others, in the oil and gas industry, and of the Cellars Wines & Spirits Inc., a chain of retail liquor stores in Minnesota. He has also been involved in numerous real estate transactions since 1975. Mr. Reeck has a law degree from the University of North Dakota and is retired managing editor of West Publishing Company.

STEVEN B. LIEFSCHULTZ is the Chairman of the Board and Director of the Company. Mr. Liefschultz is Chairman of the Remada Company, a real estate development and management company in Minnesota. Prior to this, Liefschultz practiced law for 12 years, specializing in commercial litigation, contract negotiation and commercial real estate. He has extensive experience in the development, ownership, financing and management of income real estate and other areas of investment.

JOHN M. SHERBIN II is a director of the Company. Mr. Sherbin II is the Chief Financial Officer, Vice President, Finance and Administration, and Secretary of ANSYS, Incorporated (ANSYS). He is also a Director, President and Secretary of SAS IP, Inc. Prior to joining ANSYS, Sherbin II was Chief Financial Officer and Treasurer of II-VI, Incorporated, an infrared materials and electro-components manufacturer, from February 1986 to May 1994. Sherbin II also serves on the board of Applied Electro-Optics, Incorporated, a laser scanner and systems company.

RICHARD L. FAST is a director of the Company. Mr. Fast is currently employed by Minnesota Technology, Inc. as a Business/Investment Services Specialist. Minnesota Technology, Inc. is a shareholder of the Company. From 1985 to 1989, Mr. Fast served as the President and CEO of Derata Company, a $3.0 million medical-device manufacturer. From 1965 to 1985, Mr. Fast was employed by Medtronic, Inc., an international medical technology company. During his tenure with Medtronic, Inc., Mr. Fast served in a variety of capacities, including Corporate Vice President, U.S. Business Groups, Vice President, U.S. Manufacturing, Director, International Manufacturing, Assistant General Manager and Manufacturing and Product Design Engineer. Mr. Fast received a Bachelor of Science-Electrical Engineering degree from the University of Minnesota.

DR. INDRANIL CHAKRAVARTY is Vice President of High Performance Computing of the Company. Dr. Chakravarty is also the Managing Director of IIS-XOX Asia Pacific Pvt., Ltd., a joint venture of the Company and IIS Infotech, Ltd. From June 1993 to June 1995, Dr. Chakravarty was Program Manager at Siemens Corporate Research, Inc. From April 1981 to May 1993, Dr. Chakravarty was Program Manager at Schlumberger, Ltd. Dr. Chakravarty holds a Bachelor's degree in Electrical Engineering from New York University and received his Masters and Doctorate degrees from Rensselaer Polytechnic Institute in Computer and Systems Engineering.

COMMITTEES OF THE BOARD OF DIRECTORS

     The Board currently has four Committees - an Executive Committee, an Audit Committee, a Nominating Committee and a Compensation Committee. The recently created Executive Committee takes an active role in the operation and strategic direction of the Company. It is authorized and directed to take any and all necessary and appropriate action of the Company including, but not limited to, forming and appointing members to an advisory committee, determining the compensation of any such advisory committee, conducting executive searches, filling employment positions with the Company, hiring organizational consultants, conducting directorial searches and recommending candidates to the Board, and negotiating contracts with existing and potential customers of the Company. The Executive Committee is composed of Messrs. Lucas, Mercil, Reeck, Liefschultz and Sinha. The Audit Committee reviews the results and scope of the audit and other services provided by the Company's independent auditors, as well as the Company's accounting principles and its system of internal controls, and reports the results of its review to the Board. The Audit Committee is composed of Messrs. Lucas, Fast, Liefschultz and Sherbin II. The Nominating Committee proposes a nominee for each elective Board position then vacant or to be vacant. Currently the entire Board of Directors serves as the Nominating Committee. The Compensation Committee makes recommendations concerning executive compensation and incentive compensation for employees of the Company, subject to ratification by the Board. Currently the Executive Committee members serve as the Compensation Committee.

(b) SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers and all persons who beneficially own more than 10% of the outstanding shares of the Company's Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of the Company's Common Stock. Directors, executive officers and greater than 10% beneficial owners are also required to furnish the Company with copies of all Section 16(a) forms that they file.

Pradeep Sinha, Vice President of Research, Chief Technical Officer and a Director of the Company, filed a Form 4 in February, 1998 to report a transaction occurring in October, 1997. Mr. Sinha also filed a Form 5 in March, 1998 to report a transaction occurring in March, 1997 and a transaction occurring in October 1997. Steven Mercil, Interim Chief Executive Officer and Chief Financial Officer and a Director of the Company filed a Form 3 in November, 1997 to report a transaction occurring in October, 1997.

To the Company's knowledge, based upon a review of the copies of such reports furnished to the Company no other reports were required, during the year ended December 31, 1997, none of the other Company's directors, executive officers or beneficial owners of greater than 10% of the Company's Common Stock failed to file on a timely basis the forms required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table provides certain summary information for the past three years ended December 31, 1997 concerning executive compensation paid or accrued by the Company to the Company's Chief Executive Officer whose salary and bonus compensation for 1997 exceeded $100,000 (the "Named Executive Officer").

                           SUMMARY COMPENSATION TABLE

                                                                            LONG TERM
                                             ANNUAL    COMPENSATION    COMPENSATION AWARDS
                                             ------    ------------    -------------------
                                  FISCAL                                    SECURITIES
NAME AND PRINCIPAL POSITION        YEAR      SALARY       BONUS        UNDERLYING OPTIONS
---------------------------        ----      ------       -----        ------------------
Lawrence W. McGraw (1)             1997     $125,000     $50,000             86,000
(Chief Executive Officer)          1996      172,500      21,000             50,000
                                   1995      171,255      30,000               None

Steven B. Mercil (2)               1997      100,000       None              60,000
(Interim Chief Executive Officer
and Chief Financial Officer)

Pradeep Sinha (3)                  1997      96,000        None              35,000


(1) Mr. McGraw served as the Company's Chief Executive Officer until August 6, 1997, at which time he resigned from the Company.

(2) Mr. Mercil became Chief Executive Officer effective October 1997. He is to serve for 6 months, on an interim basis, and will be compensated on a pro rata basis.

(3) Mr. Sinha served as interim Chief Executive Officer from August 1997 to October 1997.


STOCK OPTION GRANTS DURING FISCAL YEAR 1997

     The following table provides information regarding stock options granted during fiscal year 1997 to the named executive officer in the Summary Compensation Table.


                              % OF TOTAL OPTIONS
                    OPTIONS    VESTED IN FISCAL   EXERCISE PRICE
            NAME    GRANTED         YEAR          PER SHARE      EXPIRATION DATE

Lawrence W. McGraw  10,000.00        100%            $4.75         June 30, 1998
                    (1)
                    76,000.00        100%             2.50         June 30, 1998
                    (1)

Steven B. Mercil    50,000.00         33%             2.23       October 1, 2007
                    (2)
                    10,000.00                         2.23       October 1, 2007
                    (3)

Pradeep Sinha       25,000.00         20%             2.50        August 6, 2004
                    (4)
                    10,000.00                         2.23       October 1, 2007
                    (5)

(1) As stated above, Mr. McGraw resigned from the Company in August 1997. Upon his resignation, Mr. McGraw was required to surrender to the Company all incentive stock options granted to Mr. McGraw. The Company then granted Mr. McGraw nonqualified stock options to purchase 86,000 shares of the Company's common stock at exercise prices equivalent to the surrendered options.

(2) Mr. Mercil may exercise the subject nonqualified stock option for up to 1/16 of the option stock commencing December 11, 1997 with additional installments of 1/6 of the option stock becoming exercisable each month thereafter.

(3) Mr. Mercil may exercise the subject non-qualified option for up to 100% of the option stock on October 1, 1998.

(4) Mr. Sinha may exercise the subject non-qualified stock option for up to 20% of the option stock commencing August 6, 1997 with additional installments of 20% of the option stock becoming exercisable each year thereafter.

(5) Mr. Sinha may exercise the subject non-qualified stock option for up to 100% of the option stock on October 1, 1998.



OPTION EXERCISES DURING FISCAL YEAR 1997 AND FISCAL YEAR-END OPTION VALUES


        AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                     Number of                 Number of Unexercised         Value (1) of Unexercised
                     Shares                    Options at December 31, 1997  Options at December 31, 1997
                     Acquired      Value (1)   ----------------------------  ----------------------------
           Name      on Exercise   Realized    Exercisable   Unexercisable   Exercisable   Unexercisable
           ----      -----------   --------    -----------   -------------   -----------   -------------
Lawrence W. McGraw        0            0           86,000            0.00      No value          No value
Steven B. Mercil          0            0            8,333          41,667      No value          No value
Pradeep Sinha             0            0            5,000          30,000      No value          No value

(1) Value is the difference between the exercise price of the option and the closing price of the common stock on December 31, 1997 of $1.563.


EMPLOYMENT AGREEMENT

     The Company had an employment agreement with Lawrence W. McGraw in effect until December 31, 1997 or until such agreement was terminated by Mr. McGraw upon 30 days' written notice, subject to the Company's right to terminate the agreement immediately for cause or upon Mr. McGraw's continuing disability. The agreement also provided that the Company could terminate Mr. McGraw at any time for any other reason, subject to the obligation of the Company to pay Mr. McGraw an amount equal to Mr. McGraw's base salary for a period of six months. Mr. McGraw's employment under this agreement ended on August 6, 1997. Mr. McGraw is prohibited from indirectly or directly competing with the Company for a period of 12 months after his resignation, whether for his own account or the account of a third party.

     The Company has an oral agreement with Steven B. Mercil regarding his employment as Interim Chief Executive Officer, President, and Chief Financial Officer. Pursuant to such, Mr. Mercil's employment agreement remains in effect for a term of six (6) months, commencing October 1, 1997. The Agreement can only be terminated for cause and is not subject to renewal but may be extended by mutual agreement.

DIRECTOR COMPENSATION

     The Company has a standard arrangement outlining the compensation to be given to its Board of Directors. Members of the Board (or the entities with which such directors are affiliated) do not receive any cash compensation for serving on the Board, except for reimbursement for expenses incurred in attending meetings and instead receive a non-qualified stock option to purchase 5,000 shares of the Company's common stock for each year of service on the Board. Members of the Board have historically received stock options pursuant to the Company's 1996 Omnibus Stock Plan (the "Plan"). Under the recently amended version of the Plan, such stock options, including those granted to members serving on the Board of Directors, are determined by the Committee administering such Plan. The prior version of the Plan contained a provision for certain "formula" grants to directors. Pursuant to such formula provisions, directors servicing as of the date of the Company Annual Shareholder Meeting, received a non-statutory stock option to purchase 5,000 shares of common stock at 100% of the Fair Market Value of each share on the date of grant. However, the Board of Directors, subject to shareholder approval at the Company's next Annual Shareholder Meeting, amended the Plan and eliminated the formula provision. In addition, during fiscal year 1997, members of the Company's Executive Committee received stock options to purchase 10,000 shares of common Stock at 100% of the Fair Market Value of each share at the date of grant. Each option granted to Directors on the Executive Committee vests one year from the date of grant, provided that on such anniversary date the Optionee has served on such Executive Committee for one year. Other than the formula stock option grants given to Directors prior to the amendment of the Plan, the stock options given to Directors appointed after the plan was ammended, and the stock options given to the Executive Committee members, the only person to receive additional Director compensation during fiscal year 1997 was Steven Liefschultz. Mr. Liefschultz was granted an option to purchase 100,000 shares of Common Stock at a price not less than 85% of the Fair Market Value of the Common Stock on the date of grant. This grant was not made pursuant to the Company's 1996 Omnibus Stock Plan, and was made in consideration of the additional contemplated work to be performed by Mr. Liefschultz. 25% of the shares subject to the Liefschultz option vested immediately upon grant. 50% of the shares subject to the Liefschultz option vested in equal installments on November 30, 1997, December 31, 1997 and January 31, 1998. The remaining 25% of the shares subject to the Liefschultz option vest upon the occurrence of certain contingencies related to either the amount of time Mr. Liefschultz works for the Company or the occurrence of various business and financial transactions.

1996 OMNIBUS STOCK PLAN

     The Board of Directors of the Company adopted and the Company's stockholders approved, the Company's 1996 Omnibus Stock Plan effective June 14, 1996 (the "Plan"). The Plan supersedes both the 1987 Incentive Stock Option Plan and the 1987 Non-Qualified Stock Option Plan of the Company, and, while options previously granted thereunder remain excersisable, no new options will be granted under either of the superseded plans. The purpose of the Plan is to promote the interests of the Company and its stockholders by providing personnel of the Company with an opportunity to acquire a proprietary interest in the Company and thereby develop a stronger incentive to put forth maximum effort for the continued success and growth of the Company and to aid the Company in attracting and retaining personnel of outstanding ability. The Company reserved a total of 500,000 shares of Common Stock for issuance under the Plan. As stated above, on November 11, 1997 the Board of Directors amended the Plan to eliminate the formula provisons of the Plan and to reserve additional shares of common stock available for issuance under the Plan. Subject to such shareholder approval at the Company's next Annual Shareholder Meeting, an additional 500,000 shares of the Company's common stock will be reserved for issuance under the Plan (so that a total of 1,000,000 shares of common stock will have been reserved for issuance under the Plan). The Company has the balance of 749,873 Shares of Common Stock are available for issuance under the Plan.

     The Plan is administered by a committee of three or more non-employee directors of the Company (the "Committee") appointed by the Board. The Committee has the responsibility to interpret the Plan and all determinations made by it are final and conclusive, subject in all cases to the provisions of the Plan and the applicable provisions of the Internal Revenue Code of 1986, as amended (the "Code"). The Committee has complete discretion to select the participants and to establish the terms and conditions of each award. Outside Directors are eligible to receive only nonstatutory stock options under the Plan.

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

1987 INCENTIVE AND NON-QUALIFIED STOCK OPTION PLANS

     The 1987 Incentive and Non-Qualified Stock Option Plans (the "1987 Plans") reserved for issuance 600,000 and 200,000 shares of Common Stock, respectively. The Plans were administered by the Board which had responsibility to interpret the Plans. Employees of the Company were eligible to receive incentive stock options under the 1987 Incentive Stock Option Plan and nonemployees and employees could receive nonqualified options under the 1987 Non-Qualified Stock Option Plan. The 1987 Plans provide that the option price of stock options granted thereunder must be at least 100% of fair market value of the Company's Common Stock as of the date of the option grant and that the term of any incentive stock option may not exceed ten years. All options quoted under the 1987 Plans are nontransferable and are subject to various other conditions and restrictions.


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

                                 Number of Shares of Common    Percentage of
Name                             Stock Beneficially Owned(1)  Outstanding Shares
----                             --------------------------   ------------------

SAS IP, Inc.                                382,749(3)                11.55%
123 East 17th Street
Cheyenne, Wyoming 15342

Minnesota Technology, Inc.                   190,194(4)                6.16%
111 Third Avenue South
Suite 400
Minneapolis, Minnesota 55401

Dr. Pradeep Sinha(2)                         171,456(5)                5.43%

Steven B. Liefschultz                        334,200(6)                10.49%
7630 West 78th Street Bloomington,
Minnesota 55401

Thomas J. Lucas                              126,310(7)                4.10%
6725 Colby Lane
Bloomfield Hills, Michigan 48239

Steven Mercil(2)                             50,000(8)                 1.61%

Richard L.Fast                             None Owned(9)                 *
400 Hill Place
111 Third Avenue South
Minneapolis, Minnesota 55401

John Sherbin II                            None Owned(10)                *
ANSYS, Inc.
275 Technology Drive
Canonsburg, PA 15317

Indranill Chakravarty (2)                   32,400 (11)                  *

Bernard J. Reeck                            183,128(12)                 5.99%
1232 Duluth Court
St. Paul, MN 55109

Total Executive Officers and Directors        816,743                  26.76%
   as a group (eight persons)


------------------------
*       Less than 1%.

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

(2) The address of Mr. Mercil, Mr. Chakravarty, and Dr. Sinha is 7640 West 78th Street Bloomington, Minnesota 55439.

(3) Includes 95,230 shares subject to currently exercisable options and 166,487 shares issuable upon exercise of warrants.

(4) Includes 5,000 shares subject to currently exercisable options and 30,401 shares issuable upon exercise of warrants.

(5) Includes 20,651 shares issuable upon exercise of warrants and conversion privileges and 82,531shares subject to currently exercisable options.

(6) Includes 29,600 shares issuable upon exercise of warrants and 105,000 shares subject to currently exercisable options.

(7) Includes 6,344 shares subject to currently exercisable options and 25,050 shares issuable upon exercise of warrants.

(8)  Includes 50,000 shares subject to options currently exercisable.

(9) Excludes the securities held by Minnesota Technology, Inc. of which Mr. Fast is the Business/Investment Service Specialist.

(10) Excludes the securities held by SAS IP, Inc. and ANSYS, Inc. Mr. Sherbin II is an officer of both companies.

(11) Includes 32,400 shares subject to options currently exercisable.

(12) Includes 5,000 shares subject to options currently exercisable.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As noted in the chart following the descriptions below, each of the following transactions involved parties related to the Company.

     In February 1993, the Company issued a series of variable repayment debentures (the"VRDs") as part of an exchange of its then current debt. These VRDs include: Collateralized VRDs in the aggregate principal amount of $150,352; Convertible VRDs in the aggregate principal amount of $69,848; Directors VRDs in the aggregate principal amount of $27,766; Employee Interest-Bearing Notes in the aggregate principal amount of $282,266; Employee Non-Interest Bearing Notes in the aggregate principal amount of $276,866; and the SAS IP VRD in the principal amount of $279,657. In connection with a Subordination and Deferral Agreement, the holders of the VRDs hold warrants to purchase 15,302 shares of Common Stock at a purchase price of $1.50 per share. Of these warrants, 9,031 are held by officers and major stockholders of the Company.

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

     The Employee Interest-Bearing Notes and Employee Non-Interest Bearing Notes originated from wage deferrals by the Company's employees from 1988 through 1991. Current and former Officers of the Company hold $123,377 and $121,016 of the Employee Interest-Bearing Notes and Employee Non-Interest Bearing Notes, respectively. In November 1996, at a regularly scheduled meeting of the Company's Board of Directors, the Board authorized a repayment schedule for the next three years on the Employee Interest-Bearing Notes. Over a three years beginning in 1997, up to one-third of an employees' interest-bearing debt will be repaid annually, if the employee agreed to convert an equal or greater amount of his/her non-interest bearing debt into Common Stock at the conversion rate of $2.50 per share. In 1996 two of the Company's officers holding $83,918 of employee interest-bearing debt elected this repayment and conversion option. The 1998 repayment installment is expected to be completed by March 31, 1998.

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

     The following table includes major stockholders, current and former directors and officers of the Company who served in these capacities during 1997 and participated in the foregoing transactions as follows:


                                                                    Debt ($)
                        ------------------------------------------------------------------------------------------------

                                                          Employee
                                               Employee     Non-                                Debentures
                       Collater-   Convert-   Interest-   Interest                               (Before
                        alized       ible      Bearing     Bearing     SAS IP       1994          Conver-         1996
                         VRDs        VRDs       Notes       Notes        VRD       Bridge          sion)         Bridge
Thomas J. Lucas           --          --          --          --          --          --          238,000(2)      25,000
Turhan F. Rahman         3,088        --        34,816      34,150        --          --             --             --
Robert S. Mars, Jr      12,192       4,395        --          --          --        61,000(1)        --           25,000
Minnesota
  Technology, Inc         --          --          --          --          --       150,000         54,000           --
SAS IP, Inc               --          --          --          --       279,657        --             --             --
Pradeep Sinha            3,088        --        49,102      48,163        --          --             --             --
TK Srinkanth             5,404        --        39,458      38,704        --          --             --             --
John A. Swanson           --        46,914        --          --          --        56,000           --           25,000
William J
  Birmingham              --          --          --          --          --          --             --           25,000

Totals                  23,773      51,310     123,377     121,016     279,657     267,000        292,000        100,000

                                        Equity (Shares of Common Stock)
                       ---------------------------------------------------------


                                                                 Debentures
                                                                  (After
                            PPM 6                PPM 7           Conversion)
Robert S. Mars, Jr          17,789(1)(3)         2,250(1)          --
John A. Swanson             16,667                --               --
Thomas J. Lucas               --                 5,555(4)        89,371(2)
Minnesota Technology        34,293                --             20,500

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

(4) In addition, Cornelius Lucas, the father of Thomas J. Lucas, purchased 10,000 shares of Common Stock.


     Minnesota Technology, Inc. ("MTI"), had the right under an agreement with the Company to purchase its pro-rata share of certain types of securities issued by the Company, including Shares, at the same price and on the same terms as others participating in the offering. The Company notified MTI of the initial public offering and MTI waived those rights.

     Dr. Indranil Chakravarty owns five percent (5%) of IIS-XIX Asia Pacific Pvt. Ltd. pursuant to the joint venture agreement between the Company, IIS Infotech Ltd. and Dr. Chakravarty.

     In August, 1997, Dr. Pradeep Sinha was granted an option to purchase 25,000 shares of the Company's Common Stock as part of his compensation for serving as Chief Executive Officer.

     In October, 1997, Mr. Steven Mercil was granted an option to purchase 50,000 shares of the Company's Common Stock as part of his compensation for serving as Chief Executive Officer.

     In November 1997, the Company granted a stock option to Mr. Steven Liefschultz, the Chairman of the Board and a director of the Company, to purchase 100,000 shares of common stock at a price not less than 85% of the Fair Market Value of the common stock on the date of grant. This grant was not made pursuant to the Company's 1996 Omnibus Stock Plan, and was made in consideration of the contemplated work to be performed by Mr. Liefschultz. 25% of the shares subject to Mr. Liefschultz's option vested immediately upon grant. 50% of the shares subject to Mr. Liefschultz's option vest in equal installments on November 30, 1997, December 31, 1997 and January 31, 1998. The remaining 25% of the shares subject to Mr. Liefschultz's option vest upon the occurrence of certain contingencies related to either the amount of time Mr. Liefschultz works for the Company or the occurrence of various financing or transactions.

     On November 25, 1997, the Company's Board of Directors approved the private placement of up to 100,000 shares of the Company's unregistered common stock to members of the Company's Board of Directors at a price of $1.50 per share (the "Private Placement"). Each member of the Board of Directors was offered the ability to purchase his proportional share of the Private Placement. Messrs. Steven Liefschultz and Bernard Reeck each agreed to participate in the Private Placement, with each purchasing 50,000 shares of such common stock. The total offering price for the Private Placement was $150,000, and the securities were sold pursuant to exemptions under Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, as well as pursuant to Rules 504 and 506 of Regulation D.

     On December 2, 1997 the Company entered into a lease agreement (the "Lease") with the Braemar Business Center, LLC regarding the leasing of the Company's office space. Prior to December 31, 1997 Mr. Steven Liefschultz, Chairman of the Company's Board of Directors, had a significant ownership interest in Braemar Center, LLC.

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


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS. See Exhibit index.

(b) REPORTS ON FORM 8-K. The Company filed a Form 8-K on November 26, 1997 relating to the following.

     The Company had received correspondence dated November 14, 1997 from the NASDAQ Stock Market, Inc. which described the Company's failure to be in compliance with the continuing listing requirements of the NASDAQ SmallCap Market. The correspondence indicated that, absent demonstrated compliance with such listing requirements, the Company's shares of common stock were subject to delisting, effective with the close of business on November 28, 1997. In an effort to maintain listing on the SmallCap Market the Company took the following action:

     On November 25, 1997, the Company's Board of Directors approved the private placement of up to 100,000 shares of the Company's common stock, $0.025 par value, to members of the Company's Board of Directors at a price of $1.50 per share (the "Private Placement"). The 1.50 per share purchase price is not believed to be less than the current fair market value of such shares on November 25,1997. Each of the members of the Board of Directors was offered to purchase his proportional share of the Private Placement and, as of the date of the Form-8K, Messrs. Steven Liefschultz and Bernard Reeck had agreed to participate in the Private Placement in the amount of 50,000 shares ($75,000) each.

                              FINANCIAL STATEMENTS

                                 XOX CORPORATION

                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                         Report of Independent Auditors

The Board of Directors
XOX Corporation

We have audited the accompanying balance sheets of XOX Corporation as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XOX Corporation at December 31, 1997 and 1996, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.

As discussed in Note 1 to the financial statements, certain conditions raise substantial doubt concerning the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.



Minneapolis, Minnesota
February 27, 1998

                                 XOX Corporation

                                 Balance Sheets

                                                                    DECEMBER 31
                                                                1997         1996
                                                             ----------   ----------
ASSETS
Current assets:
   Cash and cash equivalents                                 $  687,039   $2,720,551
   Accounts receivable                                          279,888      193,976
   Prepaid expenses                                              22,719       90,957
                                                             ----------   ----------
Total current assets                                            989,646    3,005,484

Property and equipment:
   Furniture and fixtures                                        81,691       51,235
   Computer equipment                                           393,002      358,825
   Leasehold improvements                                          --         68,766
                                                             ----------   ----------
                                                                474,693      478,826
   Less accumulated depreciation                                363,889      345,190
                                                             ----------   ----------
                                                                110,804      133,636

License agreements, net of amortization of $62,292 in 1997
   and $4,792 in 1996                                            52,708      110,208

Investment in joint venture                                      80,532       41,020

Note receivable                                                    --         12,000
                                                             ----------   ----------
Total assets                                                 $1,233,690   $3,302,348
                                                             ==========   ==========

                                                                DECEMBER 31
                                                           1997            1996
                                                       ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                    $    184,005    $    209,395
   Accrued expenses                                         118,442          77,355
                                                       ------------    ------------
Total current liabilities                                   302,447         286,750

Deferred revenues                                           118,465          65,667

Long-term liabilities:
   Long-term debt--related parties                          632,005         734,451
   Accrued payroll taxes                                     25,783          34,163
   Other accrued liabilities                                 78,771          78,624

Stockholders' equity:
   Undesignated shares - 10,000,000
   Common Stock, $.025 par value:
     Authorized shares - 10,000,000--1997 and
       5,000,000--1996
     Issued and outstanding shares - 3,051,931--1997
       and 2,930,401--1996
                                                             76,298          73,260
   Additional paid-in capital                            12,677,471      12,236,142
   Accumulated deficit                                  (12,677,550)    (10,206,709)
                                                       ------------    ------------
Total stockholders' equity                                   76,219       2,102,693
                                                       ------------    ------------
Total liabilities and stockholders' equity             $  1,233,690    $  3,302,348
                                                       ============    ============

SEE ACCOMPANYING NOTES.

                                 XOX Corporation

                            Statements of Operations


                                                 YEAR ENDED DECEMBER 31
                                                  1997           1996
                                              -----------    -----------
Net revenues:
   Customer support and consulting            $   543,683    $   367,567
   Product sales                                  360,791        289,247
   Royalties                                        9,561        149,691
                                              -----------    -----------
                                                  914,035        806,505
Operating expenses:
   Research and development                     1,346,675        926,115
   Selling, general and administrative          2,111,388      1,399,567
                                              -----------    -----------
                                                3,458,063      2,325,682
                                              -----------    -----------
Net loss from operations                       (2,544,028)    (1,519,177)

Equity in earnings of joint venture                39,512           --
Interest income                                    79,146         47,838
Interest expense                                  (45,471)      (196,061)
                                              -----------    -----------
Net loss                                      $(2,470,841)   $(1,667,400)
                                              ===========    ===========

Basic and diluted net loss per common share   $      (.83)   $      (.88)

Weighted average shares outstanding             2,960,053      1,900,316


SEE ACCOMPANYING NOTES.

                                 XOX Corporation

                        Statement of Stockholders' Equity

                                                            PREFERRED STOCK               COMMON STOCK
                                                          SHARES       AMOUNT         SHARES       AMOUNT
                                                          -------    ----------     ---------    ----------
Balance December 31, 1995                                 160,000      $  4,000     1,243,884     $  31,097
   Conversion of convertible debentures and accrued
     interest into Common Stock                              --            --         564,086        14,102
   Fair value of warrant issued in connection with
     bridge loans                                            --            --            --            --
   Initial public offering of Common Stock, net of
     expenses                                                --            --         870,000        21,750
   Conversion of Preferred Stock into Common Stock       (160,000)       (4,000)      160,000         4,000
   Exercise of stock options                                 --            --          85,225         2,131
   Shares surrendered for exercise of stock options          --            --         (16,523)         (413)
   Sale of Common Stock                                      --            --          15,000           375
   Conversion of long-term debt and accrued interest
     into Common Stock                                       --            --           8,729           218
   Net loss                                                  --            --            --            --
                                                          -------    ----------     ---------    ----------
Balance at December 31, 1996                                 --            --       2,930,401        73,260
   Conversion of long-term debt and accrued interest
     into Common Stock                                       --            --          20,330           508
   Exercise of stock warrants                                --            --           1,200            30
   Fair value of stock options granted for services          --            --            --            --
   Sale of Common Stock                                      --            --         100,000         2,500
   Net loss                                                  --            --            --            --
                                                          -------    ----------     ---------    ----------
Balance at December 31, 1997                                 --      $     --       3,051,931    $   76,298
                                                          =======    ==========     =========    ==========

[WIDE TABLE CONTINUED]

                                                         ADDITIONAL                        TOTAL
                                                          PAID-IN       ACCUMULATED    STOCKHOLDERS'
                                                          CAPITAL         DEFICIT         EQUITY
                                                       ------------    ------------    ------------
Balance December 31, 1995                               $ 5,439,528    $ (8,539,309)   $ (3,064,684)
   Conversion of convertible debentures and accrued
     interest into Common Stock                           1,678,156            --         1,692,258
   Fair value of warrant issued in connection with
     bridge loans                                             5,000            --             5,000
   Initial public offering of Common Stock, net of
     expenses                                             4,975,555            --         4,997,305
   Conversion of Preferred Stock into Common Stock             --              --              --
   Exercise of stock options                                150,024            --           152,155
   Shares surrendered for exercise of stock options        (106,987)           --          (107,400)
   Sale of Common Stock                                      67,125            --            67,500
   Conversion of long-term debt and accrued interest
     into Common Stock                                       27,741            --            27,959
   Net loss                                                    --        (1,667,400)     (1,667,400)
                                                       ------------    ------------    ------------
Balance at December 31, 1996                             12,236,142     (10,206,709)      2,102,693
   Conversion of long-term debt and accrued interest
     into Common Stock                                       50,317            --            50,825
   Exercise of stock warrants                                 1,770            --             1,800
   Fair value of stock options granted for services         241,742            --           241,742
   Sale of Common Stock                                     147,500            --           150,000
   Net loss                                                    --        (2,470,841)     (2,470,841)
                                                       ------------    ------------    ------------
Balance at December 31, 1997                           $ 12,677,471    $(12,677,550)   $     76,219
                                                       ============    ============    ============

SEE ACCOMPANYING NOTES.

                                 XOX Corporation

                            Statements of Cash Flows

                                                                        YEAR ENDED DECEMBER 31
                                                                          1997          1996
                                                                      -----------    -----------
OPERATING ACTIVITIES
Net loss                                                              $(2,470,841)   $(1,667,400)
Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation                                                          18,699         32,934
     Amortization                                                          57,500          4,792
     Loss on disposal of property and equipment                            74,466           --
     Equity earnings of joint venture                                     (39,512)          --
     Fair value of options granted for service                            241,742           --
     Write-off of note receivable due to impairment                       161,000           --
     Noncash interest expense related to warrants                            --           30,120
     Changes in other operating assets and liabilities:
       Accounts receivable                                                (85,912)      (155,868)
       Prepaid expenses                                                    68,238        (89,552)
       Accounts payable                                                   (25,390)       127,681
       Accrued interest                                                      --          (70,599)
       Accrued liabilities                                                 32,854         82,541
       Deferred revenue                                                    52,798        (24,334)
                                                                      -----------    -----------
Net cash used in operating activities                                  (1,914,358)    (1,729,685)

INVESTING ACTIVITIES
Purchase of property and equipment                                        (70,333)       (77,134)
Purchase of license agreements                                               --         (115,000)
Investment in joint venture                                                  --          (41,020)
Advances under note receivable                                           (149,000)       (12,000)
                                                                      -----------    -----------
Net cash used in investing activities                                    (219,333)      (245,154)

FINANCING ACTIVITIES
Net proceeds from issuance of Common Stock                                151,800      5,109,560
Proceeds from bridge loans                                                   --          375,000
Payments on bridge loans                                                     --         (431,000)
Payments on notes payable                                                 (51,621)      (388,088)
                                                                      -----------    -----------
Net cash provided by financing activities                                 100,179      4,665,472
                                                                      -----------    -----------

Net (decrease) increase in cash and cash equivalents                   (2,033,512)     2,690,633
Cash and cash equivalents at beginning of year                          2,720,551         29,918
                                                                      -----------    -----------
Cash and cash equivalents at end of year                              $   687,039    $ 2,720,551
                                                                      ===========    ===========

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
Conversion of accrued interest and convertible debentures into
 Common Stock                                                         $      --      $ 1,692,258
Conversion of accrued interest and long-term debt into Common Stock   $    50,825    $    27,959

SEE ACCOMPANYING NOTES.

                                 XOX Corporation

                          Notes to Financial Statements

                                December 31, 1997


1. BUSINESS ACTIVITY

XOX Corporation ("the Company") develops and sells computer software products used for geometric processing. The Company was incorporated in September 1985.

Net losses since the Company's inception have resulted in an accumulated deficit balance of approximately $12.7 million. The Company's ability to continue as a going concern and the realization of its assets and orderly satisfaction of its liabilities are dependent on future events, including obtaining additional funds from outside sources and generating sufficient working capital from profitable operations. The Company's actions, in order to continue as a going concern, include funding efforts and increasing sales through marketing efforts.

The Company is in negotiations with third parties regarding sales of license rights which management believes will provide sufficient cashflow to continue operations. The financial statements have been prepared on a going-concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The financial statements, therefore, do not include any adjustments relating to the recoverability and classification of recorded assets amounts or the amounts of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

                                 XOX Corporation

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

Revenues from software sales are recognized upon delivery of the software. Revenues earned from customer support (i.e., long-term maintenance contracts) are recognized over the life of the contract on a straight-line method. Consulting revenues are recognized as worked is performed.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company will record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

INVESTMENT IN JOINT VENTURE

In December 1996, the Company formed a joint venture with another entity from India. The Company is a 47.5% shareholder in the joint venture and accounts for its investment under the equity method of accounting.

                                 XOX Corporation

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

NET LOSS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE (Statement 128). Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to fully diluted earnings per share under the previous rules. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. Diluted earnings per share is not presented as the effect of outstanding options and warrants is antidilutive.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 1997, the American Institute of Certified Public Accountants issued Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition." This statement establishes revenue recognition requirements for companies that sell software for fiscal years beginning after December 15, 1997. The Company is currently evaluating the impact of SOP 97-2 and has not determined the result, if any, on the Company's financial position, results of operations or cash flows.

STOCK-BASED COMPENSATION

The Company follows the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," and applies Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for its plans. Under APB 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation is recognized.

RECLASSIFICATION

Certain prior year items have been reclassified to conform with the 1997 presentation.

                                 XOX Corporation

3. LONG-TERM DEBT

Maturities of the long-term debt to related parties totaling $632,005 and $734,451 at December 31, 1997 and 1996, respectively, are dependent upon the profitability of the Company in the future. Due to the uncertainty surrounding the maturities of the long-term debt, it is not possible to determine its fair market value. The various components of the debt are as follows:

   * As of December 31, 1997 and 1996, promissory notes issued to various directors, officers, stockholders and employees of the Company had outstanding principal balances of $150,351. The promissory notes bear interest at the prime rate plus 2% (10.50% at December 31, 1997 and 10.25% at December 31, 1996). Interest is payable on a quarterly basis. The notes have a variable repayment plan which is dependent upon the Company attaining after-tax profits.

      Also, certain of the noteholders are able to convert the unpaid principal balance into Common Stock at a conversion rate of $15.00. In addition, the noteholders have warrants to purchase a total of 26,000 shares of Common Stock at $15.00 per share. The notes issued to certain of the noteholders are secured by an interest in the Company's technology.

   * Prior to 1996, the Company had issued promissory notes to a group of stockholders, officers and directors which had an outstanding principal balance totaling $69,848. In 1996, the Company repaid $46,915 of these notes and the remaining $22,933 plus $3,625 of accrual interest, was converted to 8,164 shares of Common Stock.

   * As of December 31, 1997 and 1996, promissory notes issued to certain directors of the Company had outstanding principal balances totaling $27,767. The promissory notes bear interest at the prime rate plus 2% (10.50% at December 31, 1997 and 10.25% at December 31, 1996). Interest is payable on a quarterly basis. The notes have a variable repayment plan which is dependent upon the Company attaining after-tax profits.

      The holders of these notes can convert either principal or interest to Common Stock at any time. The conversion price shall be the lower of (a) the lowest prevailing market price, or (b) the price per share paid by any third party (other than on the exercise of stock options).
      These notes are secured by an interest in the Company's technology.

                                 XOX Corporation

3. LONG-TERM DEBT (CONTINUED)

   * As of December 31, 1997 and 1996, promissory notes issued to the Company's employees for accrued wage concessions plus accrued interest, had outstanding principal balances totaling $453,887 and $556,333, respectively. Certain of these notes, totaling $229,245 and $280,866 at December 31, 1997 and 1996, respectively, bear interest at the prime rate plus 2% (10.50% at December 31, 1997 and 10.25% at December 31, 1996).
      Interest is payable quarterly. The remaining employee promissory notes, totaling $224,642 and $275,467 at December 31, 1997 and 1996,
      respectively, bear no interest. These notes have a conversion feature allowing the holder to convert the unpaid principal balance into Common Stock at a conversion rate of $2.50 per share. The interest bearing notes have a variable repayment plan which is dependent upon the Company attaining after-tax profits. The noninterest bearing notes shall be paid in eight equal quarterly installments beginning ninety days after the variable repayment debt has been repaid.

      In January 1997, for certain noteholders specifically electing a Company offered option, the Company converted one-third of their interest bearing promissory notes into Common Stock at a rate of $2.50 per share. The Company also repaid one-third of its non-interest bearing promissory notes for these same individuals. The Company intends to convert and repay the remaining balances of the notes by one-half over the next two years for the individuals that elected this option.

   * In 1996, the Company repaid a $279,657 promissory note from a related party. The promissory note accrued interest at the prime rate plus 2% and was secured by certain licensing and marketing rights in the Company's technology. The related party has an option to purchase 90,230 shares of Common Stock at an exercise price of $294,578 and a warrant to purchase 161,204 shares of Common Stock at an exercise price of $5.68 per share as additional consideration for the loan. The option may only be exercised in full. The option and warrant both expire two years after the repayment of the promissory note.

In connection with a debt restructuring that occurred in February 1993, the Company granted a related party a perpetual, royalty free license and maintenance agreement and a separate related party a specific number of fully paid licenses. Due to the lack of a definitive time frame over which the related parties will be entitled to have the Company perform maintenance services, limited to $50,000 per year, to customers of the related parties, and the inability of the Company to estimate the cost of these maintenance services, no liability has been recorded.

                                 XOX Corporation

4. CONVERTIBLE DEBENTURES

In 1995, the Company issued a total of $1,508,000 of convertible debentures. Interest accrued at the rate of 10% per year from the date of issue. The holders of the convertible debentures received warrants to purchase 150,800 shares of Common Stock. The warrants are exercisable at $6.00 per share and remain outstanding until May 31, 1998. In connection with the issuance of the convertible debentures, the Company granted warrants to the selling agent to purchase 44,800 shares Common Stock at $3.00 per share. The warrants are exercisable over five years and were deemed to have a value of $74,300 which was recorded as interest expense over the life of the debenture. In May 1996, the convertible debentures and accrued interest of $184,258 were converted into 564,086 shares of Common Stock.

5. BRIDGE FINANCING

In 1994, the Company obtained $567,500 of bridge financing. At December 31, 1995, $56,000 remained outstanding. This amount was repaid in full during 1996. The participants in the bridge financing received warrants to purchase 94,586 shares of Common Stock at a purchase price of $1.50 per share. The warrants are exercisable for five years from the date of grant.

In March 1996, the Company issued a $100,000 note payable bearing interest at 8% per year. In connection with the issuance of the note, the Company granted warrants to purchase 2,222 shares of Common Stock at $4.50 per share exercisable over five years. The note was repaid in December 1996.

In May 1996 and August 1996, the Company borrowed a total of $275,000 through a bridge financing agreement. The notes incurred interest at 10% per year. In connection with the notes, the Company issued warrants for the purchase of 12,500 shares of Common Stock. The warrants are exercisable at $6.00 and remain outstanding for five years from the date of issuance. The bridge financing was repaid in September 1996.

                                 XOX Corporation

6. STOCKHOLDERS' EQUITY

INITIAL PUBLIC OFFERING

In September 1996, the Company sold 870,000 units in an initial public offering from which the Company received $5,481,000 before deducting expenses. Each unit sold in the initial public offering consisted of one share of Common Stock and one Redeemable Warrant. Each Redeemable Warrant entitles the holder to purchase one share of Common Stock at a price of $8.00. In March 1997, the Redeemable Warrant could have been redeemed by the Company at a redemption price of $.01 per Redeemable Warrant if the closing bid price had equaled or exceeded (i) $10.50 per unit or (ii) $9.50 per share of Common Stock for twenty consecutive trading days. In connection with the initial public offering, the Company issued a warrant to the underwriter for the purchase of 70,544 shares of Common Stock at $9.10 per share. The warrants expire in 2000.

PREFERRED STOCK

Upon the conclusion of the Company's initial public offering, all 160,000 outstanding shares of Series A Convertible Preferred Stock were converted on a one-for-one basis to Common Stock. The Company has authorized 5,000,000 shares of preferred stock.

COMMON STOCK

The following table summarizes the number of shares of Common Stock to be issued upon conversion of convertible debt outstanding as of December 31, 1997:

                                                           NUMBER OF  CONVERSION
DESCRIPTIONS                                                  SHARES       PRICE
----------------------------------------------------------   -------------------

Common Stock issuable upon conversion of promissory notes
  to various directors, officers, shareholders and employees   5,133  $15.00

Common Stock issuable upon conversion of promissory notes
  to employees                                                89,857   $2.50

Common Stock issuable upon conversion of promissory notes
  to directors                                                17,799   $1.56 (1)
                                                             -------
                                                             112,789
                                                             =======

(1)--The conversion price is to be the lower of (a) the lowest prevailing market price or (b) the price per share paid by any third party (other than on the exercise of stock options). A conversion price of $1.56 was used which was the closing price of the Company's stock on December 31, 1997. All parties have the right to convert any unpaid principal or accrued interest at any time prior to payment.

                                 XOX Corporation

7. STOCK-BASED COMPENSATION

STOCK OPTIONS

In 1996, the Company adopted the 1996 Omnibus Stock Plan (the "Plan"). The Plan supersedes both the 1987 Incentive Stock Options Plan and the 1987 Non-Qualified Stock Option Plan. Under the Plan, 1,000,000 shares are reserved for future issuance. Options granted under the Plan may be either incentive options or nonqualified options. The Plan requires that the option price of incentive stock options be not less than 100% of the fair market value of the Company's Common Stock on the date of grant and may remain outstanding up to ten years from the date of grant. Nonqualified options must be priced not less than 85% of the fair market value of the Company's Common Stock on the date of grant.

Option activity is summarized as follows:

                                                                              WEIGHTED
                                                   SHARES                      AVERAGE
                                                  RESERVED       OPTIONS    EXERCISE PRICE
                                                 FOR GRANT     OUTSTANDING    PER SHARE
                                                 -----------------------------------------
Balance at December 31, 1995                        285,167        515,831     $3.91
  Granted                                          (223,200)       223,200      4.67
  Shares no longer reserved under the 1987 Plan     (61,967)             -        -
  Shares reserved under the 1996 Omnibus Plan       500,000              -        -
  Omnibus Plan options granted                      (37,000)        37,000      6.50
  Options exercised                                       -        (85,225)     1.79
  Options canceled                                        -           (730)     4.64
                                                 -----------  -------------
Balance at December 31, 1996                        463,000        690,076      4.57
  Shares reserved under the 1996 Omnibus Plan       500,000              -        -
  Options granted                                  (506,000)       506,000      3.20
  Options canceled                                  292,873       (292,873)     3.31
                                                 -----------  -------------
Balance at December 31, 1997                        749,873        903,203     $3.92
                                                 ===========  =============

Outside the Plans, the Company has 203,370 options outstanding to purchase shares of Common Stock with a weighted average exercise price of $3.31 per share. At December 31, 1997 and December 31, 1996, respectively, 148,370 and 108,370 options outside the Plan were exercisable at weighted average exercise prices of $3.87 and $4.87 per share, respectively.

                                 XOX Corporation

7. STOCK-BASED COMPENSATION (CONTINUED)

The following table summarizes information about Plan options outstanding at December 31, 1997:

                                         OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                           ------------------------------------------------ ---------------------------------
                                              WEIGHTED
                                NUMBER         AVERAGE                           NUMBER
                            OUTSTANDING AT    REMAINING       WEIGHTED       EXERCISABLE AT     WEIGHTED
        RANGE OF             DECEMBER 31,    CONTRACTUAL      AVERAGE         DECEMBER 31,      AVERAGE
     EXERCISE PRICES             1997           LIFE       EXERCISE PRICE         1997       EXERCISE PRICE
-------------------------- ------------------------------------------------ ---------------------------------
     $1.50 to $2.50              410,200       9 years        $  2.22             217,300       $  2.20
     $3.00 to $4.50              235,079       7 years           3.33              48,566          3.45
     $4.75 to $6.50              181,400       8 years           4.83              21,000          5.08
     $15.00                       76,524       3 years          15.00              76,524         15.00
                           -----------------                                -----------------
                                 903,203                         3.92             363,390       $  5.23
                           =================                                =================

The number of options exercisable as of December 31, 1997, 1996 and 1995 were 363,390, 327,846 and 216,578, respectively at weighted average exercise prices of $5.23, $4.50 and $4.18 per share, respectively.

The weighted average fair value of options granted during the years ended December 31, 1997 and 1996 was $3.19 and $4.58 per share, respectively.

PRO FORMA DISCLOSURES

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions all years presented: risk-free interest rate of 6.31%; no dividend yield; volatility factor of the expected market price of the Company's common stock of 1.28; and a weighted-average expected life of the option of 7 years.

                                 XOX Corporation

7. STOCK-BASED COMPENSATION (CONTINUED)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because of changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                          1997         1996
                                                      --------------------------

Pro forma net loss                                    $(3,004,311)  $(1,933,126)
Pro forma basic and diluted net loss per common share    $(1.01)      $(1.02)

WARRANTS

The Company has also issued warrants in connection with debt and equity offerings to purchase shares of Common Stock which are currently exercisable. Warrant activity is summarized as follows:

                                       WARRANTS
                                      OUTSTANDING
                                          AND            PRICE       EXPIRATION
                                      EXERCISABLE      PER SHARE        DATE
                                      ------------------------------------------

   Balance at December 31, 1995          508,006    $ 1.50 - $15.00  1997 - 2000
     Warrants granted                    980,742      4.50 -   9.10  1997 - 2001
                                      ----------
   Balance at December 31, 1996        1,488,748      1.50 -  15.00  1997 - 2000
     Warrants exercised                   (1,200)     1.50                 --
     Warrants canceled                   (31,334)    15.00                 --
                                      ----------
   Balance at December 31, 1997        1,456,214    $ 3.00 - $15.00  1997 - 2001
                                      ==========

                                 XOX Corporation

8. SALES CONTRACTS

The Company has entered into sales contracts with various customers. Each agreement generally has a license fee and royalty or usage fees. Some of the contracts are structured to include prepayment of license or royalty fees or payments of minimum guarantees. Prepayments have been recorded as deferred revenue in the financial statements.

9. INCOME TAXES

At December 31, 1997, the Company had net operating loss carryforwards of approximately $10,629,000 plus research and development tax credit carryforwards of approximately $157,000. The net operating loss carryforwards are available to offset future taxable income through 2012 and are subject to the limitations under Section 382 of the Internal Revenue Code due to changes in the equity ownership of the Company.

Components of deferred tax assets are as follows:

                                                        DECEMBER 31
                                                   1997              1996
                                             ----------------- -----------------
   Deferred tax assets:
     Net operating loss carryforwards            $4,252,000        $3,416,000
     Research and development credits               157,000           150,000
     Other accruals                                 102,000            25,000
                                             ----------------- -----------------
                                                  4,511,000         3,591,000
   Less valuation allowance                      (4,511,000)       (3,591,000)
                                             ----------------- -----------------
   Net deferred tax assets                       $        -        $        -
                                             ================= =================

10. LEASES

The Company had an operating lease agreement for certain premises within a building that was canceled in October 1997. The Company moved to a new location during November 1997 and entered into a new building lease agreement that has a term extending through December 2000. The lease requires annual base rent of approximately $29,680 plus a sharing of expenses. Management fees that are paid to the business center owners will be reimbursed by a pro-rata amount for one board member who is also an owner. The Company also leases other equipment through operating leases which expire in future years.

                                 XOX Corporation

10. LEASES (CONTINUED)

Future minimum lease commitments for all operating leases with initial or remaining terms of one year or more are as follows:

   Year ending December 31:
     1998                                               $45,548
     1999                                                36,879
     2000                                                35,464
                                                 -------------------
     Total                                             $117,891
                                                 ===================

Rent expense on operating leases for the years ended December 31, 1997 and 1996 was $67,135 and $71,980, respectively

11. EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with members of its senior management. The agreements include provisions for compensation and benefits. The agreements expire at various times through December 31, 1998. The employment agreements also contain non-compete clauses that prohibit the employee from being employed by a competitor of the Company. The non-compete clause is in effect for the longer of three years from the signing of the employment agreement or one year after termination.

12. SIGNIFICANT CUSTOMERS AND FOREIGN SALES

The Company has a domestic customer that represents 19% and 22% of net revenues for the years ended December 31, 1997 and 1996, respectively. In addition the Company has foreign sales to one customer which represents 28% and 22% of net revenues for the years ended December 31, 1997 and 1996, respectively. The Company made additional foreign sales to other companies which represents approximately 8% of 1997 net revenues.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 26, 1998                       XOX Corporation

                                          By /s/ Steven B. Mercil
                                             President, Chief Executive Officer,
                                             and Chief Financial Officer



     In accordance with the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 26, 1998.

                                POWER OF ATTORNEY

     Each person whose signature appears below constitutes and appoints Steven
B. Mercil as their true and lawful attorney-in-fact and agent, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

SIGNATURE                         POSITION
---------                         --------

/s/  Steven B. Mercil
Steven B. Mercil                  Director, President, Chief Executive Officer,
                                  and Chief Financial Officer

/s/  Steven B. Liefschultz
Steve Liefschultz.                Chairman of the Board

/s/  Dr. Pradeep Sinha
Dr. Pradeep Sinha                 Vice President of Research, Chief Technical
                                  Officer and Director

/s/  Thomas J. Lucas
Thomas J. Lucas                   Director

/s/  John M. Sherbin II
John Sherbin II                   Director

/s/  Bernard J. Reeck
Bernard J. Reeck                  Director

/s/  Richard L. Fast
Richard Fast                      Director

                                 XOX CORPORATION
                                EXHIBIT INDEX TO
                FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1997

Item No.             Title of Document                                  Method of Filing
--------             -----------------                                  ----------------

 3.1   Amended and Restated Certificate of Incorporation of small business issuer ...............................................  *
 3.2   Amended and Restated Bylaws of small business issuer...........  *
 4.1   Specimen of Unit Certificate...................................  *
 4.2   Form of Warrant Agreement......................................  *
 4.3   Form of 1996 Promissory Note and Common Stock Purchase
       Warrant........................................................  *
 4.4   Security Agreement, $100,000 Promissory Note and Common
       Stock Purchase Warrant between Unitechnic and the Company
       dated March 8, 1996 ...........................................  *
 4.5   Form of 1994 Bridge Loan Promissory Note and Security
       Agreement......................................................  *
 4.6   Form of 1993 Convertible Variable Repayment Debenture..........  *
 4.7   Form of Director's Variable Repayment Debenture................  *
 4.8   Form of 1993 Employee Debt-Related Promissory Note.............  *
 4.9   Form of 1993 Secured Collateralized Variable Repayment
       Debenture .....................................................  *
 4.10  Form of 1993 Unsecured Collateralized Variable Repayment
       Debenture .....................................................  *
 4.11  Form of 1993 Employee Debt-Related Variable Repayment
       Debenture......................................................  *
 4.12  $297,656.30 Variable Repayment Debenture dated February 1993, between Swanson Analysis Systems, Inc., as Payee, and the
       Company, as Payor .............................................  *
 4.13  Form of 1993 Debt Exchange Subscription Agreement and
       Letter of Investment Intent ...................................  *
 5.1   Opinion of Doherty, Rumble & Butler Professional Association ..  *
10.1#  License Agreement between ANSYS, Inc. (formerly Swanson
       Analysis Systems, Inc.) and the Company dated February 9, 1993
10.2   Joint Venture Agreement between IIS Infotech Ltd., the Company and Dr. Indranil Chakravarty dated December 20, 1995 ..........  *
10.3#  Software License Agreement between Landmark Graphics, Inc. and the Company dated January 1, 1995 .............................  *
10.4#  Software License Agreement between Schlumberger Corporation and the Company dated October 14, 1994 ........................  *
10.5#  Software License Agreement between CogniSeis Development,
       Inc. and the Company dated July 10, 1995 ......................  *
10.6   Sublease Agreement between the Company and St. Paul Software,
       Inc. dated July 25, 1995.......................................  *
10.7   Employment Agreement between the Company and Lawrence W.
       McGraw dated December 20, 1994 ................................  *
10.8   Employment Agreement between the Company and Dr. Pradeep
       Sinha dated December 20, 1994 .................................  *
10.9   Employment Agreement between the Company and Dr. T.K.
       Srikanth dated December 20, 1994 ..............................  *
10.10  Employment Agreement between the Company and Dr. Indranil
       Chakravarty dated September 15, 1995...........................  *



Item No.             Title of Document                                  Method of Filing
--------             -----------------                                  ----------------


10.11  Employment Agreement between the Company and Turhan
       Rahman dated December 20, 1994 ................................  *
10.12  XOX Corporation 1996 Omnibus Stock Plan........................  *
10.13  XOX Corporation 1987 Incentive Stock Option Plan and
       Agreement......................................................  *
10.14  XOX Corporation 1987 Non-Qualified Stock Option Plan and
       Agreement .....................................................  *
10.15# Software License Agreement between CADKEY, Inc. and the
       Company dated September 27, 1990 ..............................  *
10.16# Software License Agreement between Schlumberger/Geco-Prakla and the Company dated November 30, 1993 .......................  *
10.17# Software License Agreement between Shell Oil and the Company dated October 7, 1994 .........................................  *
10.18# Confidential Disclosure Agreement between Fairfield Imaging-
       VoluMetrix and the Company dated October 17, 1995 .............  *
10.19# Distribution License Agreement among the Company, TechSoft
       GmbH and SAPEX dated April 18, 1995 ...........................  *
10.20# Marketing and Support Agreement between TechSoft GmbH and the Company dated October 1, 1994 .............................  *
10.21# Development and License Agreement between Visual Software,
       Inc. and the Company dated November 28, 1995 ..................  *
10.22# International Distribution Agreement between Unitechnic SA and the Company dated June 1, 1996 ................................  *
10.23  $100,000 Secured Promissory Note, Guaranty and Security
       Agreement among Robert S. Mars, Jr., as Guarantor, and First
       Bank National Association, as Bank, and the Company, as
       Borrower, dated July 10, 1996 .................................  *
10.24# Software License Agreement between Evans and Sutherland
       Corporation and the Company dated January 9, 1996 .............  *
10.25  Source Code Licensing Agreement between VoluMetrix and the
       Company dated October 31, 1996.................................  *
10.26  Software, known as "MACADAMIA", purchase agreement
       between Jacques E. Gavois and the Company dated
       December 1, 1996...............................................  *
10.27  Employment Agreement between Jacques E. Gavois and the
       Company dated December 1, 1996 ................................  *
10.28# Reciprocal Joint Development and Marketing Agreement between
       IMETRIX Ltd. and the Company dated October 31, 1996 ...........  *
10.29# Letter of understanding regarding a Convertible Bridge Loan
       Agreement between the Company and IMETRIX Ltd. dated
       February 26, 1997 .............................................  *
10.30# SURFER Software License Agreement between Shell Oil
       Company and the Company dated October 3, 1996 .................  *
10.31# XOX Corporation and Shell International Exploration and
       Production B.V. Consultancy Agreement dated 12/19/98 ..........  Filed herewith electronically

24.1   Power of Attorney..............................................  Included in signature page of this Form 10-KSB
27.1   Financial Data Schedule for Year Ended December 31, 1997.......  Filed herewith electronically.
27.2   Financial Data Schedule for Fiscal Year Ended December 31, 1996
       and Quarters Ending March 31, 1996, June 30, 1996, and
       September 30, 1996.............................................  Filed herewith electronically.
27.3   Financial Data Schedule for Quarters Ended March 31, 1997, June
       30, 1997, and September 30, 1997...............................  Filed herewith electronically.

*  SEC File No. 333-05112-C, previously filed and incorporated by reference.

# Confidential Treatment Requested pursuant to the Securities Exchange Act of 1934, as amended, Rule 24b-2; confidential portions of the exhibits have been deleted and filed separately with the Securities and Exchange Commission.