Form 10QSB
period 1998-03-31
XOX CORP
filed 1998-05-15
CIK 798122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1998


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

                                                               Yes _X_  No__

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $.025 Par Value - 3,072,901 shares outstanding as of May 1, 1998.

Transitional Small Business Disclosure Format (check one):  Yes ___  No _X_

PART 1
FINANCIAL INFORMATION

Item 1. Financial Statements


XOX Corporation                                               March 31,          December 31,
Balance Sheets                                                  1998                 1997
U.S. Dollars                                                 Unaudited
                                                            ------------         ------------
Current Assets:
      Cash and cash equivalents                             $    410,134         $    687,039
      Accounts receivable                                        270,376              279,888
      Prepaid insurance                                           35,266               22,719
                                                            ------------         ------------
Total current assets                                             715,776              989,646

Property and equipment
      Furniture and fixtures                                      81,691               81,691
      Computer equipment                                         393,002              393,002
                                                            ------------         ------------
                                                                 474,693              474,693

      Less accumulated depreciation                              379,005              363,889
                                                            ------------         ------------
          Net property and equipment                              95,688              110,804

License agreements, net of amortization of $62,292
      and $71,875 at March 31, 1998 and December 31,              43,125               52,708
      1997, respectively

Investment in joint venture                                      112,781               80,532
                                                            ------------         ------------

Total assets                                                     967,370            1,233,690
                                                            ============         ============

Current liabilities
      Accounts payable                                           170,101              184,005
      Accrued expenses                                            60,835              118,442
                                                            ------------         ------------

Total current liabilities                                        230,936              302,447

Deferred revenue                                                 134,937              118,465

Long-term liabilities
      Long-term debt related parties                             526,360              632,005
      Accrued payroll taxes                                       17,701               25,783
      Other accrued liabilities                                   63,771               78,771
                                                            ------------         ------------
Total long-term liabilities                                      607,832              736,559

Stockholders equity:
      Common stock                                                76,821               76,298
      Additional paid-in capital                              12,696,744           12,677,471
      Accumulated deficit                                    (12,779,900)         (12,677,550)
                                                            ------------         ------------
Total stockholders equity                                         (6,335)              76,219
                                                            ------------         ------------

Total liabilities and stockholders equity                   $    967,370         $  1,233,690
                                                            ============         ============

See note to Financial Statements

PART 1
FINANCIAL INFORMATION

Item 1. Financial Statements

                                                 For the Three Months Ended
XOX CORPORATION                                          March 31,
Statement of Operations                             1998             1997
U.S. Dollars                                     Unaudited        Unaudited
                                               -----------       -----------

Net revenues
      Customer support and consulting          $   324,989       $   102,603
      Product revenues                                               229,008
      Royalties                                      1,700                 0
                                               -----------       -----------
                                                   326,689           331,611

Operating expenses
      Research and development                     256,222           348,263
      Selling, general and administrative          220,292           485,580
                                               -----------       -----------
                                                   476,514           833,843

Loss from operations                              (149,825)         (502,232)

Interest income                                      7,685            26,854
Interest expense                                    (9,827)          (13,266)
Miscellanous                                         4,392
Gain on Debt Repayment                              12,974
Share of joint venture net loss                     32,249              (266)
                                               -----------       -----------

Net loss                                       ($  102,352)      ($  488,910)

                                               ===========       ===========


Net loss per share                                   (0.03)            (0.17)

Weighted average number of shares                3,055,426         2,930,401
      outstanding


See note to Financial Statements

PART 1
FINANCIAL INFORMATION

Item 1. Financial Statements

                                                                     For the Three Months Ended
XOX CORPORATION                                                               March 31,
Statement of Cash Flows                                               1998               1997
U.S. Dollars                                                        Unaudited         Unaudited
                                                                   ----------         ----------
OPERATING ACTIVITIES
      Net loss                                                       (102,352)          (488,910)
      Adjustments to reconcile net loss to net cash
          used in operating activities
          Depreciation                                                 15,116             16,468
          Amortization                                                  9,583             14,375
          Share of joint venture net (gain)/loss                      (32,249)               266
          Gain on extinguishment of debt                              (12,974)
          Changes in other operating assets and liabilities
               Accounts receivable                                      9,512           (150,472)
               Prepaid expenses                                       (12,547)             2,777
               Accounts payable                                       (13,904)           (42,861)
               Accrued interest                                         9,827                  0
               Accrued liabilities                                    (67,434)             9,151
               Deferred revenue                                        16,472             89,331
                                                                   ----------         ----------
Net cash used in operating activities                                (180,950)          (549,875)

INVESTING ACTIVITIES
Purchase of property and equipment                                                       (65,857)
Working capital advances to IMETRIX Limited                                             (114,000)
                                                                   ----------         ----------
Net cash used in investing activities                                                   (179,857)

FINANCING ACTIVITIES
Net proceeds from issuance of common stock                                                 1,500
Payments on notes payable                                             (95,955)           (53,021)
                                                                   ----------         ----------
Net cash provided (-used) by financing activities                     (95,955)           (51,521)
                                                                   ----------         ----------

Net increase (-decrease) in cash and cash equivalents                (276,905)          (781,253)
Cash and cash equivalents at beginning of period                      687,039          2,720,551
                                                                   ----------         ----------
Cash and cash equivalents at end of period                            410,134          1,939,298
                                                                   ==========         ==========

See note to Financial Statements

                                     Part 1


                              FINANCIAL INFORMATION

                    Item 1. Financial Statements (continued)

                                 XOX Corporation

                          Note to Financial Statements

                                 March 31, 1998

Note 1 - Basis of Presentation

The financial statements have been prepared by XOX Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the financial statements includes normal recurring adjustments and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and accompanying notes included in the Company's annual report to the Securities and Exchange Commission on Form 10-KSB for the fiscal year ended December 31, 1997.

Note 2 - Net Loss per Share

Net loss per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares from stock options and warrants are excluded from the computations, as their effect is antidilutive. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which was required to be adopted on December 31, 1997. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options are excluded. There is expected to be no effect on earnings per share from the adoption due to the Company being in a net loss position.

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

RESULTS OF OPERATIONS

FISCAL YEAR 1998 QUARTER ENDING MARCH 31,1998 COMPARED TO QUARTER ENDING MARCH 31, 1997

       Net revenues for the quarter ending March 31, 1998 were $326,689, a decrease of approximately 1% from the net revenues of $ $331,611 realized in quarter ending March 31 1997. The primary difference in revenues for the quarter ending March 31, 1997 is attributable to a lack of license sales compared with the same period in 1997 which included a significant license purchase by Shell International Exploration and Production B.V. (Shell Oil). The Company's primary source of revenue in the quarter ending March 31, 1998 was a contract completed for Shell Oil to develop modules designed for shared earth modeling in the domains of seismic interpretation, reservoir and basin modeling, and reservoir simulation. This agreement was the subject of a press release in January 1998. The Company anticipates that geosciences will continue in fiscal year 1998 to represent the strongest niche market for providing revenues to XOX.

       To increase revenues in 1998 the current Board and management intend to broaden the scope of business opportunities, including, without limitation, the sale of nonexclusive licenses which may include the ownership of source code, partnerships and strategic alliances for the purpose of joint development and marketing of end user products, and continued sale of OEM licenses at increased prices, which price may include negotiated royalties and development support. The Company plans to continue its custom development and consulting business. While the Company is in the process of developing long-term strategic opportunities to supplement or replace the Company's royalty business model, there can be no assurance that any of the foregoing business opportunities will help the Company achieve profitability during or after 1998. However, the Board and management believe, if successful, the results of the efforts to broaden the scope of business opportunities will begin to be reflected in the second quarter of 1998.

       Although revenues received for the quarter ending March 31, 1998 were nearly the same for the same period of 1997, 1998 operating expenses decreased by 43% over 1997 to $476,514 compared to $833,843. In an attempt to achieve profitability in 1998 by improving the ratio of operating expenses to sales, the Company's current Board of Directors and its management budgeted reduced expenses and monthly cash expenditures for 1998. These reductions were effective on January 1, 1998. The results of these efforts, as well as others, are reflected in the first quarter of 1998 operating expenses averaging about $119,000 per month less than in the first quarter of 1997.

       Research and development expenses decreased approximately 26% from the first quarter of 1997 to $256,222 representing approximately 54% of operating expenses as compared to 41% of operating expense in the first quarter of 1997. This decrease in research and development expenses from the first quarter in 1997 is due primarily to reductions in the Company's work force that occurred in April 1997 as well as reductions in budgeted monthly expenses effective in January 1998. The Company does not currently expect any work force reductions of key technical personnel in 1998.

       Selling, general and administrative expenses decreased approximately 55% from the first quarter of 1997 to $220,292 and represented approximately 46% of 1998 operating expenses. The decrease in sales, general administrative expenses over the same period in 1997 is primarily due to reduced employment levels and spending on other administrative expenses.

       Reductions in operating expenses to improved the ratio of operating expenses to revenues resulted in a net loss of $102,352 for the quarter ending March 31,1998 compared to a net loss of $488,910 for the same period in 1997. As a result the net loss per share was $.03 for the quarter ending March 31, 1998 compared to the net loss per share of $.17 for the same period in 1997.

       Interest income in the quarter ending March 31, 1998 of approximately $7,685 resulted from the investment of the surplus cash realized from the Company's initial public offering in September 1996 in money market accounts and short-term commercial paper.

       Debt repayments and conversions in 1996 and in the first quarter of 1998 reduced interest expense to $9,827 from $13,266 for the comparable quarter in 1997. Debt conversion also resulted in $12,974 of income in the first quarter of 1998.

       During 1998, the Company believes that operating results could vary substantially from quarter to quarter. At its current stage of operations, the Company's quarterly revenues and results of operations may be materially affected by the timing of the development, introduction and market acceptance of the Company's and its licensees' products.

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

       Cash and cash equivalents were $410,134 at March 31, 1998, compared to $687,039 at December 31, 1996 and $1,939,298 at March 31, 1997. The Company's
working capital was $484.830 at March 31,1998 compared to working capital of $687,199 at December 31, 1997 and working capital of $2,245,589 at March 31, 1997. This reduction in working capital from March 1997 to March 1998 was the result of operating expenses far exceeding revenues during 1997.

       To help remedy this situation, the Company reduced expenses and monthly cash expenditures for 1998. These reductions were effective on January 1, 1998. The results of these efforts, as well as others, are reflected in the first quarter of 1998 operating expenses which averaged about $119,000 per month less than in the first quarter of 1997.

        In December 1996, the Company made an equity investment of $41,020 in IIS-XOX, in exchange for a 47.5% interest in the joint venture. The Company's 47.5% share of equity in earnings of the joint venture for the period ended March 31, 1998 amounted to $32,249 resulting in an investment shown on the balance sheet of $112,781 at March 31, 1998, in accordance with the equity method of accounting. The majority of the salary of the managing director of IIS-XOX is paid entirely by the Company; therefore, any earnings from IIS-XOX are entirely offset by this expenditure. At present the Company is negotiating to exit from the joint venture.

        At a regularly scheduled meeting of the Company's Board of Directors on November 15, 1996, the Board authorized a repayment schedule for the next three years on the interest bearing employee debt. Pursuant to such schedule, over three years beginning in 1997, up to one-third of an employee's interest-bearing debt is expected to be repaid annually, if the employee agreed to convert an equal or greater amount of non-interest bearing debt into Common Stock at the conversion rate of $2.50 per share. Eleven individuals have chose to accept the Board's proposal. The Company repaid approximately $53,221 of interest-bearing notes and converted $52,424 amount of non-interest bearing notes into Common Stock in during the quarter ending March 31,1998.

       The Company currently estimates that it will make capital expenditures in 1998 of approximately $20,000 for computer equipment.

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

       In November of 1997 the Company received correspondence from the Nasdaq Stock Market, Inc. ("Nasdaq") which described the Company's failure to be in compliance with continued listing requirements based on financial information contained in the Company's Form 10-QSB for the quarter ending September 30, 1997. Following XOX's filing of a Form 8-K on November 26, 1997, evidencing compliance with applicable Nasdaq continued total asset and capital surplus listing criteria, Nasdaq scheduled a hearing on January 23, 1998 relating to the decision of the Nasdaq to delist the quotation of the Company's securities from the Nasdaq SmallCap Market. Following this review by the Nasdaq Listing Qualifications Panel, Nasdaq determined that the XOX's securities would continue to be "conditionally" listed on the Nasdaq SmallCap Market subject to the following. On March 2, 1998, XOX was required to provided Nasdaq certain supplemental information regarding business developments and, on or before March 31,1998, the Company was required to make a public filing with the Securities and Exchange Commission evidencing a minimum of $3 million in net tangible assets.

       On March 31, 1998 the Board of Directors of XOX Corporation informed the Nasdaq SmallCap Market that it would not be making a public filing with the Securities and Exchange Commission evidencing a minimum of $3 million in net tangible assets as of March 31,1998. The Board of Directors made this decision because it believed the Company, in order to make the necessary filing, would have had to raise an amount of capital that would have unnecessarily diluted the equity of existing shareholders, given pending business developments. However, there can be no assurances that the Company will be able to achieve such pending business developments, nor can there be any assurances that the Company will not need to raise additional equity capital causing dilution to existing shareholders in the future. On April 2, 1998, the Company's units, shares, and warrants were delisted from trading on the Nasdaq SmallCap Market and now trade on the OTC-Bulletin Board. Such action may limit share-holder liquidity and subject the trading of the Company's stock to the more stringent "penny stock" rules, as discussed in the Company's Registration Statement on Form SB-2 (File No. 333-05112-C).

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

                                                 (A)               (B)

(01) Construction of plant, building
     and facilities

(02) Purchase and installation of
     Machinery and equipment                                    $115,139

(03) Purchase of real estate

(04) Acquisition of other business(s)

(05) Repayment of indebtedness                 $652,982         $308,680
------------------------------                 --------         --------

(06) Working capital                 x                          $572,113
--------------------                 -                          --------

Temporary investment (specify)

(07)        Money Market             x                          $382,317
            ------------             -                          --------

(08)

(09)

(10)

Other purposes (specify)

(11)        Purchase of software                                 $85,000
            --------------------                                 -------

(12)        Sales and marketing                                 $917,448
            -------------------                                 --------

(13)        Research and development                          $1,802,507
            ------------------------                          ----------

(14)        IMETRIX Loan                                        $161,000
            ------------                                        --------

(15)

(16)

Item 3.   Defaults Upon Senior Securities

          None

Item 4.   Submission of Matters to a Vote of Security Holders

          None

Item 5.   Other Information

          None

Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits

                (i) Those exhibits required to be furnished in response to this item other than Exhibit 10 and Exhibit 27, were furnished in connection with the Company's Registration Statement on Form SB2, File No. 333-05112-C, as filed with the Securities and Exchange Commission and as amended, and other reports filed under the Securities Exchange Act of 1934, all of which are incorporated here in by reference.

                (ii)    Exhibit 10 - None

                (iii)   Exhibit 27 - Financial Data Schedule

          (b)   Reports on Form 8-K

                (i)     None



In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        XOX Corporation


May 14, 1998
                                        By /s/ Steven B. Mercil
                                           Steven B. Mercil
                                           President,  Chief Executive Officer &
                                           Chief Financial Officer