Form 10QSB
period 1998-06-30
XOX CORP
filed 1998-08-14
CIK 798122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1998


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

                                                            Yes [X]   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $.025 Par Value -- 3,072,901 shares outstanding as of August 4, 1998.

Transitional Small Business Disclosure Format (check one):  Yes [ ]   No [X]



PART 1
FINANCIAL INFORMATION
Item 1. Financial Statements
--------------------------------------------------------------------------------
XOX Corporation                                        June 30,       December 31,
Balance Sheets                                           1998             1997
U.S. Dollars                                          Unaudited
                                                     -----------     --------------
Current Assets:
  Cash and cash equivalents                          $    306,695    $    687,039
  Accounts receivable                                     679,075         279,888
  Prepaid expenses                                         51,974          22,719
                                                     ------------    ------------
Total current assets                                    1,037,744         989,646

Property and Equipment
  Furniture and fixtures                                   81,691          81,691
  Computer equipment                                      393,002         393,002
                                                     ------------    ------------
                                                          474,693         474,693

  Less accumulated depreciation                           394,121         363,889
                                                     ------------    ------------
     Net property and equipment                            80,572         110,804

License agreements, net of amortization of $62,292
  and $71,875 at March 31, 1998 and December 31,           28,750          52,708
  1997, respectively

Investment in joint venture                               121,799          80,532
                                                     ------------    ------------
Total assets                                            1,268,865       1,233,690
                                                     ============    ============
Current liabilities
  Accounts payable                                        220,666         184,005
  Accrued expenses                                         45,404         118,442
                                                     ------------    ------------
Total current liabilities                                 266,070         302,447

Deferred revenue                                          148,869         118,465

Long-term liabilities
  Long-term debt related parties                          526,360         632,005
  Accrued payroll taxes                                    17,701          25,783
  Other accrued liabilities                                63,771          78,771
                                                     ------------    ------------
Total long-term liabilities                               607,833         736,559

Stockholders equity:
  Common stock                                             76,821          76,298
  Additional paid-in capital                           12,696,744      12,677,471
  Accumulated deficit                                 (12,527,472)    (12,677,550)
                                                     ------------    ------------
Total stockholders equity                                 246,093          76,219
                                                     ------------    ------------

Total liabilities and stockholders equity            $  1,268,865    $  1,233,690
                                                     ============    ============




See note to Financial Statements

PART 1
FINANCIAL INFORMATION

Item 1. Financial Statements


                                          For the Three Months Ended    For the Six Months Ended
XOX CORPORATION                                    June 30,                       June 30,
Statement of Operations                      1998           1997           1998           1997
U.S. Dollars                              Unaudited      Unaudited      Unaudited      Unaudited
                                          ---------      ---------      ---------      ---------
Net revenues
  Customer support and consulting        $    73,449     $   81,381    $   225,480    $   185,484
  Maintenance                                156,088             --    $   329,529             --
  Royalties, Licenses, Products              500,000         62,400        501,200        289,908
                                         -----------    -----------    -----------    -----------
                                             729,538        143,781      1,056,209        475,392

Operating expenses
  Research and development                   195,596        303,913        451,818        690,023
  Selling, general and administrative        283,234        373,552        503,508        823,463
                                         -----------    -----------    -----------    -----------
                                             478,830        677,465        955,326      1,513,486

Income (loss) from operations                250,708       (533,684)       100,883     (1,038,094)

Interest income                                4,613         24,667         12,298         51,521
Interest expense                              (9,741)       (10,664)       (19,568)       (24,230)
Miscellanous                                   6,850             --         11,242             --
Gain on Debt Repayment                                                      12,974
Share of joint venture net income (loss)          --         19,862         32,249         19,596
                                         -----------    -----------    -----------    -----------
Net Income (loss)                        $   252,429     $ (499,819)   $   150,078    $  (991,207)
                                         ===========    ===========    ===========    ===========

Net Income (loss) per share                     0.08          (0.17)          0.05          (0.34)
                                         ===========    ===========    ===========    ===========
Weighted average number of shares          3,072,901      2,930,401      3,064,029      2,941,666
  outstanding                            ===========    ===========    ===========    ===========



See note to Financial Statements

PART 1
FINANCIAL INFORMATION

Item 1. Financial Statements


                                                               For the Six Months Ended
XOX CORPORATION                                                        June 30,
Statement of Cash Flows                                           1998         1997
U.S. Dollars                                                    Unaudited    Unaudited
                                                                ---------    ---------
OPERATING ACTIVITIES
       Net Income (loss)                                         150,078    (2,470,841)
       Adjustments to reconcile net loss to net cash
          used in operating activities
          Depreciation                                            30,232        18,699
          Amortization                                            23,958        57,500
          Loss on disposal of property and equipment                --          74,466
          Share of joint venture net (gain)/loss                 (32,249)      (39,512)
          Fair value of options granted for service                 --         241,742
          Write-off note receivable due to impairment               --         161,000
          Gain on extinguishment of debt                         (12,974)
          Changes in other operating assets and liabilities
              Accounts receivable                               (399,187)      (85,912)
              Prepaid expenses                                   (29,255)       68,238
              Accounts payable                                    25,380       (25,390)
              Accrued interest                                     9,271          --
              Accrued liabilities                                (71,028)       32,854
              Deferred revenue                                    30,403        52,798
                                                                --------    ----------
Net cash used in operating activities                           (275,371)   (1,914,358)

INVESTING ACTIVITIES
Purchase of property and equipment                                  --         (70,333)
Working capital advances to XOX-Asia                              (9,018)         --
Advance under note receivable                                       --        (149,000)
                                                                --------    ----------
Net cash used in investing activities                             (9,018)     (219,333)

FINANCING ACTIVITIES
Net proceeds from issuance of common stock                          --         151,800
Payments on notes payable                                        (95,955)      (51,621)
                                                                --------    ----------

Net cash provided (used) by financing activities                 (95,955)      100,179
                                                                --------    ----------

Net increase (decrease) in cash and cash equivalents            (380,344)   (2,033,512)
Cash and cash equivalents at beginning of period                 687,039     2,720,551
                                                                --------    ----------
Cash and cash equivalents at end of period                       306,695       687,039
                                                                ========    ==========


See note to Financial Statements

                                     Part 1


                              FINANCIAL INFORMATION

                    Item 1. Financial Statements (continued)

                                 XOX Corporation

                          Note to Financial Statements

                                  June 30, 1998

Note 1 - Basis of Presentation

The financial statements have been prepared by XOX Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the financial statements includes normal recurring adjustments and reflects all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and accompanying notes included in the Company's annual report to the Securities and Exchange Commission on Form 10-KSB for the fiscal year ended December 31, 1997.

Note 2 - Net Loss per Share

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, EARNINGS PER SHARE, which was adopted on December 31, 1997. All loss per share amounts in all periods have been presented, and where necessary, restated to conform to the statement 128 requirements. Diluted loss per share is not presented as the effect of outstanding options and warrants are antidilutive.

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

RESULTS OF OPERATIONS

FISCAL YEAR 1998 QUARTER ENDING JUNE 30, 1998 COMPARED TO QUARTER ENDING JUNE 30, 1997

Net revenues for the quarter ended June 30, 1998 increased approximately 407% to $729,538, from $143,781 reported for the same quarter in 1997. Net revenues for the six-month period ending June 30, 1998 increased approximately 122% to $1,056,209, from $475,392 reported in six-month period ending June 30, 1997. The primary reason for the increase in both periods is attributable to revenues earned from certain agreements the Company entered into with Geoquest, a division of Schlumberger Technology Corporation (The "Schlumberger Agreements"). The Schlumberger Agreements were the Company's primary source of revenue for the quarter ending June 30, 1998. Under the Schlumberger Agreements, XOX assigned a co-ownership interest in SHAPES, subject to certain limitations, and XOX will provide services to GeoQuest to maintain, support and enhance SHAPES. The Schlumberger Agreements provide for payments of approximately $5.75 million to XOX Corporation over three years, with additional sums possible based on the number of software dispositions. Payments to XOX based on software dispositions extend beyond the three-year period. The Schlumberger Agreements were the subject of a press release dated July 23, 1998. The Company anticipates that geosciences will continue in fiscal year 1998 to represent the strongest niche market for providing revenues to XOX.

To increase revenues in 1998, the current Board and management had previously disclosed its intention to broaden the scope of business opportunities including, without limitation, the sale of nonexclusive licenses which may include the ownership of source code, partnerships and strategic alliances for the purpose of joint development and marketing of end user products, and continued sale of OEM licenses at increased prices, which price may include negotiated royalties and development support. The Schlumberger Agreements directly relate to these previously stated intentions. In addition, the Company plans to continue its custom development and consulting business. While the Company is in the process of continuing to develop long-term strategic opportunities to supplement or replace the Company's royalty business model, there can be no assurance that any of the foregoing business opportunities will help the Company continue to achieve profitability during or after 1998. However, as previously disclosed, the Board and management believes, if successful, the results of the efforts to broaden the scope of business opportunities, which began in the fourth quarter of 1997, would begin to be reflected in the second quarter of 1998.

In an attempt to achieve profitability in 1998, the Company's Board of Directors and its management budgeted for reduced expenses and monthly cash expenditures for 1998, thereby hoping to improve the ratio of operating expenses to sales. These reductions were implemented and effective on January 1, 1998. The results of these efforts, as well as others, continue to be reflected through the second quarter of 1998 with operating expenses averaging $66,211 per month less than in the second quarter of 1997 as well as operating expenses averaging $186,053 per month less than in the six moth period ending June 30,1997.

Research and development expenses decreased approximately 36% to $195,596 for the quarter ended June 30, 1998, from $303,913 reported for the same quarter of 1997. The research and development expenses for the quarter ended June 30, 1998 represented approximately 40% of the Company's total operating expenses as compared to 44% of the Company's total operating expense in the second quarter of 1997. For the six-month period ending June 30, 1998 the Company's total research and development expenses decreased 35% to $451,818 from $690,023 reported in the same period in 1997 representing 47% of the Company's total operating expenses as compared to representing 45% of the Company's total operating expenses for the same period in 1997.

Selling, general, and administrative expenses decreased approximately 24% to $283,216 for the quarter ended June 30, 1997 from $373,552 reported for the same quarter in 1997 and represented approximately 60% of the Company's total operating expenses as compared to 55% of operating expense in the second quarter of 1997. For the six month period ending June 30, 1998 selling, general, and administrative expenses decreased 39% to $503,508 from $823,463 reported in the same prior year period and represented 53% of operating expenses as compared to representing 55% of the Company's total operating expenses for the same period in 1997. Increases in selling, general, and administrative expenses over the first quarter of 1998 were due primarily to costs associated with the annual stockholders meeting and costs associated with completing contracts.

The increase in revenues and the reductions in the operating expenses improved the Company's ratio of operating expenses to revenues ratio and resulted in net income of $252,429 for the quarter ending June 30, 1998 and net income of $150,078 for the six month period ending June 30, 1998. This compares to a net loss of $499,819 and $991,207 for the same time periods in 1997. Thus the Company's net income per share for the quarter ending June 30, 1998 was $.08 and net income per share for the six moths ending June 30, 1998 was $.05, compared to a net loss per share of $.17 for the quarter ending June 30, 1997 and a net loss per share of $.34 for the six month period ending June 30, 1997.

Interest income in the quarter ending June 30, 1998 of approximately $4,613 resulted from the investment of the surplus cash realized from the Company's initial public offering in September 1996 in money market accounts and short-term commercial paper.


During 1998, the Company believes that operating results could continue to vary substantially from quarter to quarter. At its current stage of operations, the Company's quarterly revenues and results of operations may be materially affected by the timing of the development, introduction and market acceptance of the Company's and its licensees' products.



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

Cash and cash equivalents were $306,695 at June 30, 1998, compared to $687,039 at December 31, 1997 and $1,475,098 at June 30, 1997. The Company's working capital was $771,674 at June 30, 1998, compared to working capital of $687,199 at December 31, 1997 and working capital of $1,692,962 at June 30, 1997. The Company's accounts receivables were $679,075 on June 30, 1998 compared to accounts receivables of $154,590 at June 30, 1997, and $279,888 at December 31, 1997. As of August 4, 1998 80% of the Company's accounts receivable have been collected.

In December 1996, the Company made an equity investment of $41,020 in IIS-XOX, in exchange for a 47.5% interest in the joint venture. The Company's 47.5% share of equity in earnings of the joint venture for the period ended March 31, 1998 amounted to $32,249 resulting in an investment shown on the balance sheet of $112,781 at June 30, 1998, in accordance with the equity method of accounting. At present the Company is negotiating an exit from the joint venture and hopes to complete this exit during the third quarter of fiscal year 1998. During the quarter ending June 30, 1998 the Company advanced $9,018 in working capital to XOX-India a wholly owned subsidiary the Company is in the process of establishing in India.

At a regularly scheduled meeting of the Company's Board of Directors on November 15, 1996, the Board authorized a repayment schedule for the next three years on the interest bearing employee debt. Pursuant to such schedule, over three years beginning in 1997, up to one-third of an employee's interest-bearing debt is expected to be repaid annually, if the employee agreed to convert an equal or greater amount of non-interest bearing debt into Common Stock at the conversion rate of $2.50 per share. Eleven individuals chose to accept the Board's proposal. The Company repaid approximately $53,221 of interest-bearing notes and converted $52,424 amount of non-interest bearing notes into Common Stock during the first quarter of 1998.

The Company currently estimates that it will make capital expenditures in 1998 of approximately $20,000 for computer equipment.

The Company estimates that its current cash balance and the cash to be generated from customer revenues will be sufficient to fund its operations and capital needs through at least December 31, 1998. At its current stage of business development, the Company's quarterly revenues and results of operations may be materially affected by, among other factors, development and introduction of products, time to market, market acceptance, demand for the Company's products, reviews in the press concerning the products of the Company or its competitors and general economic conditions. Many of these factors are not within the control of the Company. As a result, there can be no assurance that the Company will be sufficiently funded through the second quarter of 1998.

                                     PART II

                                OTHER INFORMATION


Item 1.       Legal Proceedings

              None

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

(01) Construction of plant, building
     and facilities

(02) Purchase and installation of
     Machinery and equipment                                      $115,139

(03) Purchase of real estate

(04) Acquisition of other business(s)

(05) Repayment of indebtedness          $652,982                  $308,680

(06) Working capital             x                                $405,975

Temporary investment (specify)

(07)     Money Market            x                                $304,228


(08)

(09)

(10)

Other purposes (specify)

(11)     Purchase of software                                      $85,000

(12)     Sales and marketing                                      $966,078

(13)     Research and development                               $1,998,103

(14)     IMETRIX Loan                                             $161,000

(15)

(16)

Item 3.       Defaults Upon Senior Securities

              None

Item 4.       Submission of Matters to a Vote of Security Holders

              Shareholder Meeting
The Annual Meeting of Stockholders of the Company was held on June 4, 1998. At such meeting, the stockholders approved (i) the election of six (6) director nominees (Steven Mercil, 1,904,033 for, 42,770 against; Thomas J. Lucas, 1,917,533 for, 29,270 against; and Steven B. Liefschultz, 1,873,979 for, 72,824 against for class I; John Sherbin II, 1,917,533 for, 29,270 against for class II; Bernard J. Reeck, 1,860,689 for, 86,114 against; and Richard L. Fast, 1,917,533 for, 29,270 against for class III) named in the Company's proxy statement; (ii) the amendments to the Company's Certificate of Incorporation (1,504,226 for, 94,765 against, 2,800 abstain); (iii) the amendments to the Company's Bylaws (1,831,138 for, 106,765 against, 8,900 abstain); (iv) the amendments to the Company's 1996 Omnibus Stock Plan (1,456,480 for,115,350 against, 29,961 abstain); (v) the appointment of Ernst and Young, LLP as independent auditors for the company (1,930,903 for, 0 against, 15,900 abstain). For further information respecting all such matters reference is made to the Company's proxy statement on Schedule 14A that was filed with the Securities and Exchange Commission on May 11, 1998. The deadline date for giving notice to the Company of any intention to present a non-Rule 14a-8 shareholder proposal at the 1999 annual meeting is March 27, 1999.

Item 5.       Other Information

              Effective August 5, 1998, Richard Fast resigned as a member of the XOX Corporation Board of Directors.

              Concurrent with Mr. Fast's departure, the Company's Board of Directors voted to appoint Larry Shearon as a new member of the XOX Corporation Board of Directors.

Item 6.       Exhibits and Reports on Form 8-K

              (a)   Exhibits

                    (i) Those exhibits required to be furnished in response to this item other than Exhibit 10 and Exhibit 27, were furnished in connection with the Company's Registration Statement on Form SB2, File No. 333-05112-C, as filed with the Securities and Exchange Commission and as amended, and other reports filed under the Securities Exchange Act of 1934, all of which are incorporated here in by reference.
                    (ii) Exhibit 10.31# XOX and Geoquest agreements dated
                         7/24/98
                    (iii) Exhibit 27.5 - Financial Data Schedule

              (b)   Reports on Form 8-K

                    (i)  None

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

                                               XOX Corporation


August 13, 1998
                                               By /s/ Steven B. Mercil
                                                  -----------------------------
                                                  Steven B. Mercil
                                                  Chief Financial Officer