Form 10QSB/A
period 1998-06-30
XOX CORP
filed 1998-08-19
CIK 798122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                    FORM 10-QSB/A



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



                                Explanatory Note

Item 6 of the XOX Corporation Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998 incorrectly identified the exhibits attached to such Form 10-QSB. Accordingly, XOX Corporation hereby amends Item 6 - Exhibits and
Reports on Form 8-K of the Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998 by inserting in the Exhibit Index proper references to Exhibits
10.32 and 10.33.


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

                    (ii) Exhibit 10.32# Software Maintenance Support and Assignment Agreement between XOX Corporation and Geoquest, a division of Schlumberger Technology Corporation.

                    (iii) Exhibit 10.33# Software Assignment Agreement between
                          XOX Corporation and Geoquest, a division of Schlumberger Technology Corporation.

                    (iv)  Exhibit 27.5 - Financial Data Schedule


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

                                               XOX Corporation



August 19, 1998
                                               By /s/ Steven B. Mercil
                                                  -----------------------------
                                                  Steven B. Mercil
                                                  Chief Financial Officer