Form 10QSB
period 1998-09-30
XOX CORP
filed 1998-11-12
CIK 798122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES ACT OF 1934 FOR THE QUARTER ENDED
                               SEPTEMBER 30, 1998


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

                                                               Yes _X_ No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $.025 Par Value - 3,072,401 shares outstanding as of October 15, 1998.

Transitional Small Business Disclosure Format (check one): Yes ___ No _X_

PART 1
FINANCIAL INFORMATION

Item 1. Financial Statements


XOX Corporation                                              September 30,    December 31,
Balance Sheets                                                   1998             1997
U.S. Dollars                                                  Unaudited
                                                             ------------     ------------
Current Assets:
      Cash and cash equivalents                              $  1,011,427     $    687,039
      Accounts receivable                                         108,936          279,888
      Prepaid expenses                                             32,750           22,719
                                                             ------------     ------------
Total current assets                                            1,153,113          989,646

Property and equipment
      Furniture and fixtures                                       81,691           81,691
      Computer equipment                                          393,002          393,002
                                                             ------------     ------------
                                                                  474,693          474,693

      Less accumulated depreciation                               409,237          363,889
                                                             ------------     ------------
           Net property and equipment                              65,456          110,804

License agreements, net of amortization of $62,292
      and $100,625 at September 30, 1998 and December 31,          14,375           52,708
      1997, respectively

Investment in joint venture                                       127,799           80,532
                                                             ------------     ------------
Total assets                                                    1,360,743        1,233,690
                                                             ============     ============

Current liabilities
      Accounts payable                                            151,523          184,005
      Accrued expenses                                              8,710          118,442
                                                             ------------     ------------
Total current liabilities                                         160,233          302,447

Deferred revenue                                                  219,976          118,465

Long-term liabilities
      Long-term debt related parties                              496,249          632,005
      Accrued payroll taxes                                        17,701           25,783
      Other accrued liabilities                                    63,771           78,771
                                                             ------------     ------------
Total long-term liabilities                                       577,722          736,559

Stockholders' equity:
      Common stock                                                 76,821           76,298
      Additional paid-in capital                               12,696,744       12,677,471
      Accumulated deficit                                     (12,370,752)     (12,677,550)
                                                             ------------     ------------
Total stockholders' equity                                        402,813           76,219
                                                             ------------     ------------

Total liabilities and stockholders' equity                   $  1,360,743     $  1,233,690
                                                             ============     ============

See note to Financial Statements

PART 1
FINANCIAL INFORMATION

Item 1. Financial Statements

                                              For the Three Months Ended      For the Nine Months Ended
XOX CORPORATION                                      September 30,                   September 30,
Statement of Operations                          1998            1997            1998            1997
U.S. Dollars                                  Unaudited       Unaudited       Unaudited       Unaudited
                                             -----------     -----------     -----------     -----------
Net revenues
      Customer support and consulting        $   166,742     $   163,735     $   392,221     $   349,219
      Maintenance                                 87,761                     $   417,290              --
      Royalties, Licenses, Products              308,611          35,404         809,811         325,312
                                             -----------     -----------     -----------     -----------
                                                 563,114         199,139       1,619,322         674,531

Operating expenses
      Research and development                   189,666         254,491         641,484         944,513
      Selling, general and administrative        216,664         328,741         720,172       1,152,204
                                             -----------     -----------     -----------     -----------
                                                 406,330         583,232       1,361,656       2,096,717

Income (loss) from operations                    156,784        (384,093)        257,666      (1,422,186)

Interest income                                    8,475          16,756          20,773          68,277
Interest expense                                  (8,723)        (10,781)        (28,291)        (35,011)
Miscellaneous                                        184              --          11,426
Gain on Debt Repayment                                                            12,974
Share of joint venture net Income (loss)              --          19,650          32,249          39,512
                                             -----------     -----------     -----------     -----------

Net Income (loss)                            $   156,720     ($  358,468)    $   306,797     ($1,349,408)
                                             ===========     ===========     ===========     ===========

Basic income (loss) per share                       0.05           (0.12)           0.10           (0.46)
                                             ===========     ===========     ===========     ===========

Diluted net income (loss) per share                 0.04              --            0.09              --
                                             ===========     ===========     ===========     ===========

Weighted average number of shares
      outstanding                              3,072,401       2,952,931       3,066,576       2,941,666
                                             ===========     ===========     ===========     ===========

Weighted average number of shares
  assuming dilution                            3,597,350       2,952,931       3,397,421       2,941,666
                                             ===========     ===========     ===========     ===========

See note to Financial Statements

PART 1
FINANCIAL INFORMATION

Item 1. Financial Statements

                                                                         For the Nine Months Ended
XOX CORPORATION                                                                September 30,
Statement of Cash Flows                                                     1998            1997
U.S. Dollars                                                             Unaudited       Unaudited
                                                                        -----------     -----------
OPERATING ACTIVITIES
              Net Income (loss)                                             306,797      (2,470,841)
              Adjustments to reconcile net loss to net cash
                   used in operating activities
                   Depreciation                                              45,348          18,699
                   Amortization                                              38,333          57,500
                   Loss on disposal of property and equipment                    --          74,466
                   Share of joint venture net (gain)/loss                   (32,249)        (39,512)
                   Fair value of options granted for service                     --         241,742
                   Write-off note receivable due to impairment                   --         161,000
                   Gain on extinguishment of debt                           (12,974)
                   Changes in other operating assets and liabilities
                        Accounts receivable                                 170,952         (85,912)
                        Prepaid expenses                                    (10,031)         68,238
                        Accounts payable                                    (73,155)        (25,390)
                        Accrued interest                                      8,710              --
                        Accrued liabilities                                 (77,765)         32,854
                        Deferred revenue                                    101,511          52,798
                                                                        -----------     -----------
Net cash used in operating activities                                       465,477      (1,914,358)

INVESTING ACTIVITIES
Purchase of property and equipment                                               --         (70,333)
Working capital advances to XOX-Asia                                        (15,018)             --
Advance under note receivable                                                    --        (149,000)
                                                                        -----------     -----------
Net cash used in investing activities                                       (15,018)       (219,333)

FINANCING ACTIVITIES
Net proceeds from issuance of common stock                                       --         151,800
Payments on notes payable                                                  (126,071)        (51,621)
                                                                        -----------     -----------

Net cash provided (used) by financing activities                           (126,071)        100,179
                                                                        -----------     -----------

Net increase (decrease) in cash and cash equivalents                        324,388      (2,033,512)
Cash and cash equivalents at beginning of period                            687,039       2,720,551
                                                                        -----------     -----------
Cash and cash equivalents at end of period                                1,011,427         687,039
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

                               September 30, 1998

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

Note 2 - Earnings (Loss) per share

                                      Three months ended             Nine months ended
                                         September 30                     September
                                      1998           1997            1998           1997
                                   ---------------------------------------------------------
Net income (loss)                  $  156,720     $ (358,468)    $  306,797     $(1,349,408)
Denominator for earnings
  (loss) per share:
Weighted average shares             3,072,401      2,952,931      3,066,576       2,941,666
Effect of dilutive securities
  options and warrants                524,949              -        330,845               -
                                   ---------------------------------------------------------
                                    3,597,350      2,952,931      3,397,421       2,941,666
                                   =========================================================
Basic earnings (loss) per share    $   .05          $(.12)          $.10           $(.46)
Diluted earnings (loss) per share  $   .04          $(.12)          $.09           $(.46)
--------------------------------------------------------------------------------------------

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

RESULTS OF OPERATIONS

FISCAL YEAR 1998 QUARTER ENDING SEPTEMBER 30, 1998 COMPARED TO QUARTER ENDING SEPTEMBER 30, 1997

Net revenues for the quarter ended September 30, 1998 increased approximately 292% to $563,114, from $199,139 reported for the same quarter in 1997. Net revenues for the nine -month period ending September 30, 1998 increased approximately 140% to $1,619,322 from $674,531 reported in nine-month period ending September 30, 1997. The primary reason for the increase in both periods is attributable to revenues earned from certain agreements the Company entered into with Geoquest, a division of Schlumberger Technology Corporation (The "Schlumberger Agreements"). As disclosed in the Company's Form 10-QSB-A filed for the quarter ended June 30, 1998, under the Schlumberger Agreements, XOX assigned a co-ownership interest in SHAPES, subject to certain limitations in how XOX agreed to provide services to GeoQuest to maintain, support and enhance SHAPES. The Schlumberger Agreements provide for payments of approximately $5.75 million to XOX Corporation over three years, with additional sums possible based upon potential software dispositions. There is no restriction on the number of years in which XOX will receive royalties based on the number of such software dispositions made by Schlumberger. The Schlumberger Agreements were the subject of a press release dated July 23, 1998. The Company anticipates that geosciences will continue in fiscal year 1998 to represent the strongest niche market for providing revenues to XOX.

To increase the Company's revenues in 1998, the current Board and management previously disclosed its intention to broaden the scope of business opportunities available to the Company. XOX intended on broadening its business opportunities in several ways; through the sale of nonexclusive licenses, which may include the ownership of source code through partnerships and strategic alliances for the purpose of joint development and marketing of end user products; through the continued sale of OEM licenses at increased prices, which price may include negotiated royalties and development support and through continuing its custom development and consulting business. The Schlumberger Agreements directly relate to these previously stated intentions. Further, XOX announced in the first week of November, the entering into of a contract with Interpretive Imaging, LLC, and an enhancement to a current Development-OEM Software License Agreement between XOX Corporation and Seismic Micro-Technology.

In an attempt to achieve profitability in 1998, the Company's Board of Directors and its management budgeted for reduced expenses and monthly cash expenditures for 1998, thereby hoping to improve the ratio of operating expenses to sales. These reductions were implemented and effective on January 1, 1998. The results of these efforts, as well as others, continued to be reflected throughout the third quarter of 1998, with operating expenses averaging $58,967 per month less than the Company's operating expenses for the same quarter in 1997. Operating expenses averaged $81,673 per month less than the nine month period ending September 30,1997.

The Company's research and development expenses for the quarter ended September 30, 1998 decreased approximately 25% to $189,666 from $254,491 reported for the same quarter in 1997. The Company's research and development expenses for the quarter ended September 30, 1998 represented approximately 47% of the Company's total operating expenses as compared to 44% of the Company's total operating expense in the third quarter of 1997. For the nine-month period ending September 30, 1998, the Company's total research and development expenses decreased 32% to $641,484 from the Company's total research and development expenses of $944,513 reported in the same period in 1997. The Company's total research and development expenses for the nine-month period ending September 30, 1998, represented 47% of the Company's total operating expenses as compared to 45% of the Company's total operating expenses for the same period in 1997.

Selling, general, and administrative expenses for the quarter ended September 30, 1998 decreased approximately 34% to $216,664 from $328,741 reported for the same quarter in 1997. Selling, general and administrative expenses represented approximately 53 % of the Company's total operating expenses as compared to 56% of the Company's operating expenses in the third quarter of 1997. For the nine-month period ending September 30, 1998, selling, general, and administrative expenses decreased 37 % to $720,172 from $1,152,204 reported the same period in 1997. The Company's selling, general and administrative expenses represented 53% of operating expenses as compared to 55% of the Company's total operating expenses for the same period in 1997.

The increase in revenues and the reductions in the operating expenses improved the Company's ratio of operating expenses to revenues and resulted in net income of $156,720 for the quarter ending September 30, 1998 and $306,797 for the nine month period ending September 30,1998. This compares to a net loss of $358,468 and $1,349,408 for the same time periods in 1997. Thus, the Company net income per share for the quarter ending September 30,1998 was $.05 and net income per share for the nine months ending September 30,1998 was $.10 compared to a net loss per share of $.12 for the quarter ending September 30, 1997 and $.46 for the nine month period ending September 30,1997. The third quarter net income per share of $.05 was below the second quarter net income per share of $.08 due to requirements to recognize a portion of the income derived from the Schlumberger agreement in the second quarter. Despite recognizing a portion of this income in the second quarter year to date, net income for the quarter ended June 30, 1998 increased from $.05 to $.10 per share for the quarter ended September 30, 1998.

Interest income in the quarter ended September 30, 1998 of approximately $8,475 resulted primarily from the investment of the surplus cash realized from the Company's 1998 earnings in money market accounts and short-term commercial paper.

During the fourth quarter of 1998, the Company believes that operating results could continue to vary substantially from the first three-quarters of 1998. At its current stage of operations, the Company's quarterly revenues and results of operations may be materially affected by the timing of the development, introduction and market acceptance of the Company's and its licensees' products.


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

Cash and cash equivalents were $1,011,427 at September 30, 1998, compared to $687,039 at December 31, 1997 and $1,024,474 at September 30, 1997. The
Company's working capital was $992,880 at September 30,1998, compared to working capital of $687,199 at December 31, 1997 and working capital of $1,348,254 at September 30, 1997. The Company's accounts receivables were $108,936 on September 30,1998, compared to accounts receivables of $249,024 at September 30, 1997, and $279,888 at December 31, 1997.

In December 1996, the Company made an equity investment of $41,020 in IIS-XOX, in exchange for a 47.5% interest in the joint venture. The Company's 47.5% share of equity in earnings of the joint venture for the period ended March 31, 1998 amounted to $32,249 resulting in an investment shown on the balance sheet of $112,781 at September 30, 1998, in accordance with the equity method of accounting. At present, the Company has reached an agreement to exit the joint venture. The final dissolution, which should occur during the fourth quarter of 1998, is not anticipated to have material impact on the earnings of the Company. During the quarter ended September 30,1998, the Company advanced $15,108 in working capital to XOX-India a wholly owned subsidiary that the Company is in the process of establishing in India.

During the quarter ended September 30, 1998, the Company re-paid $126,071 of notes payable. The Company anticipates making additional payments in 1999 on long term notes that have a variable re-payment plan dependent on the Company attaining after tax profits equal to or greater than the Company's after tax profits in 1998.

The Company currently estimates that it will make capital expenditures in 1998 of approximately $20,000 for computer equipment.

The Company estimates that its current cash balance and the cash to be generated from customer revenues will be sufficient to fund its operations and capital needs through at least July 31, 2001. At its current stage of business development, the Company's quarterly revenues and results of operations may be materially affected by, among other factors, development and introduction of products, time to market, market acceptance, demand for the Company's products, reviews in the press concerning the products of the Company or its competitors and general economic conditions. Many of these factors are not within the control of the Company. As a result, there can be no assurance that the Company will be sufficiently funded through the fourth quarter of 1998.


YEAR 2000

The Company is aware of the Year 2000 issue. During the past several months, the Company has performed an internal analysis on its primary software product, (SHAPES) and has begun to assess the readiness of the Company's other products, its internal computer systems and third party equipment and software for handling such Year 2000 issues. The Company believes that the SHAPES product is currently Year 2000 compliant. During the next several months, the Company, its software engineers and its technical support staff expect to perform an extended analysis on vendor supplied modules. While the Company cannot give any assurances that these vendor modules will be Year 2000 compliant, the Company expects to be able to successfully address and implement any necessary changes to ensure Year 2000 compliance.

The Company is also in the process of addressing its administrative dependence on software packages. Management intends on corresponding with its outside vendors and third party suppliers to inquire about the Year 2000 readiness of their respective products or services. To the extent that such vendors and suppliers can ensure Year 2000 compliance, the Company anticipates continued use and dependence on such third parties. However, there can be no assurance that these outside vendors and third party suppliers will be able to become Year 2000 compliant, which could have an adverse effect on the Company.

XOX is committed to being Year 2000 compliant and realizes the impact to our customers if the Company is unable to continue developing, maintaining and supplying

SHAPES software. The Company is in the early stages of developing contingency plans in areas that may be impacted by Year 2000 related computer failure and expects to have these plans in place by the year end 1999.

To date, the Company has not incurred any significant expenditures associated with becoming Year 2000 compliant. As management continues the assessment, the Company may find it necessary to incur additional costs to become Year 2000 compliant. However, the Company cannot give any assurance that it will in fact be able to be Year 2000 compliant, or that other problems or costs associated with the Year 2000 issue will not arise.

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

(01) Construction of plant, building
     and facilities

(02) Purchase and installation of
     machinery and equipment                                 $115,139

(03) Purchase of real estate

(04) Acquisition of other business(s)

(05) Repayment of indebtedness            $652,982           $434,751

(06) Working capital                x                        $661,784

Temporary investment (specify)



(07) Money Market                   x                      $1,011,427

Other purposes (specify)

(11) Purchase of software                                     $85,000

(12) Sales and marketing                                   $1,010,902

(13) Research and development                              $2,187,769

(14) IMETRIX Loan                                            $161,000

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         Effective September 18, 1998, John Sherbin II resigned as a member of the XOX Corporation Board of Directors due to his resignation as Chief Financial Officer of ANSYS, Inc. Mr. Sherbin had been the representative of ANSYS, Inc. on the Company's Board of Directors.

         Concurrent with Mr. Sherbin's departure, the Company's Board of Directors voted to appoint Paul Johnson, who is Senior Vice President of Production Creation for ANSYS, Inc., as a new member of the Company's Board of Directors.

         In addition, Mr. Peter Dahl and Mr. Craig Gagnon have been appointed to the Company's Board of Directors, effective November 11, 1998. Mr. Dahl is currently the Vice President and Chief Operating Officer of BankWindsor and Mr. Gagnon is currently a partner at Oppenheimer, Wolff & Donnelly.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

               (i) Those exhibits required to be furnished in response to this item other than Exhibit 27, were furnished in connection with the Company's Registration Statement on Form SB2, File No. 333-05112-C, as filed with the Securities and Exchange Commission and as amended, and other reports filed under the Securities Exchange Act of 1934, all of which are incorporated here in by reference.
               (ii) Exhibit 27.6 - Financial Data Schedule

         (b)   Reports on Form 8-K

               None


In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         XOX Corporation


October 30,1998
                                         By /s/ Steven B. Mercil
                                            Steven B. Mercil
                                            Chief Financial Officer