Form 10KSB
period 1998-12-31
XOX CORP
filed 1999-03-31
CIK 798122

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 1998
                       Commission file number 0-28610

                                 XOX CORPORATION
           (Name of small business issuer as specified in its charter)


                Delaware                                 93-0898539
(State or jurisdiction of incorporation              (I.R.S. Employer
           or organization)                          Identification No.)

               7640 West 78th Street, Bloomington, Minnesota 55439
                                 (612) 946-1191
   (Address and telephone number of principal executive offices and principal place of business)

Securities registered pursuant to Section 12(g) of the Act:
(1) Units, each unit consisting of one share of Common Stock, $.025 par value, and one Redeemable Common Stock Purchase Warrant.
(2) Common Stock, $.025 par value.
(3) Redeemable Common Stock Purchase Warrants.

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

The Issuer's revenues for its most recent fiscal year were $2,241,389.

As of March 19, 1999, the Issuer had 1,732,881 shares of common stock, $.025 par value, outstanding, excluding outstanding shares beneficially owned by affiliates. The aggregate market value of such common stock as of March 19, 1999, (based on the average closing bid and asked prices as of March 19, 1999 as reported by the OTC Bulletin Board), was approximately $1,813,460.

DOCUMENTS INCORPORATED BY REFERENCE:  None

Transitional Small Business Disclosure Format (check one): Yes ___; No _X_

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

ITEM 1. DESCRIPTION OF BUSINESS

(a) BUSINESS DEVELOPMENT

     XOX Corporation (the "Company" or "XOX" [pronounced zocks]) designs, develops and markets proprietary software for creating virtual mock-ups or models within the computer that capture the complete geometry of objects or spatial areas of interest. This model can then be used for visual analysis or to simulate physical phenomena in a diverse set of disciplines ranging from geosciences to medical applications.

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

     For the past several years, the Company has focused a significant portion of its development and marketing resources in the area of Geosciences. The Company believes that this market offers good opportunities for customer revenues in the next two years and beyond.

Over the last year, the company has concluded several licensing and partnering arrangements that further solidify its position as a geometry technology provider for these markets. In particular, the company has signed a multi-year contract with Schlumberger GeoQuest for support and contract services, and partnering arrangements with Seismic Micro Technologies and Interpretive Imaging, LLC.

(b) BUSINESS OF THE COMPANY

PRODUCTS

     The Company receives its revenues from marketing of three products: (1) its core geometric modeling technology SHAPES which is applicable to diverse industries, (2) GeoScience specific modules that provide earth modeling functions targeted at the oil and gas exploration industry, and (3) consulting and support services targeted at current and potential users of SHAPES functionality. These three products are briefly described below:

SHAPES

     The Company's principal product, the SHAPES(R) Geometric Computing System ("SHAPES"), is licensed to software applications developers in the Geosciences, medical, and other industries. Such licensees imbed SHAPES within their application software as a sub-module that handles geometric modeling needs required by the application.

     SHAPES and associated modules perform most of the work related to modeling and analyzing the geometry of areas or objects of interest in the computer. Since its inception, SHAPES has been distinguished from other competing technologies in that it is able to handle much more complex modeling requirements when compared to the surface- or solids-modeling systems that exist in the CAD and other industries. In the CAD industry, for example, vendors have used technologies developed in the late 1970's and early 1980's and a subset of geometric shapes (called B-splines or NURBs) for the purpose of designing manufactured solid objects, like automobile parts, airplane parts, etc. These technologies are not useful for modeling objects in the geosciences or medical domains. Similarly, technologies in medical or geosciences domains have used ad-hoc techniques for creating and working with geometry that do not allow sophisticated analysis of the relations between the geometric objects (topology). SHAPES, on the other hand, has since its inception been based on a more general model for geometry and topology that allows it to function efficiently as enabling technology for a variety of areas ranging from CAD/CAM and geosciences to medical modeling.

     Based on feedback received from its customers, the Company maintains that these modelers are limited in four important areas where the Company's product excels in contrast to competing products:

(1) Retention of material properties: SHAPES models can retain properties like the porosity and density of the parts of the human body for medical applications, or similar measurements for the elements of an earth model, such as distinguishing oil, water, gas, shale and rock.

(2) Precise and robust intersections. SHAPES has excelled in modeling complex intersections like those that occur with earth layers intersecting faults and salt domes.

(3) N-dimensional and mixed-dimensional modeling. This is a unique capability of SHAPES, used for example to intersect one-dimensional struts to a three-dimensional platform for the CAD-like design of an offshore oilrig. This capability is extended to the modeling of boreholes inserted into a 3D-earth model or a surgical instrument intrusion into the 3D model of the human body.

(4) The ability to model ill-formed data. CT scans in the Medical field and Seismic data in Geosciences create fuzzy data. Using industry supplied methods for identifying points of interest, the Company's product converts this data into robust and complete models, that allows the users to look at and feel areas of interest in great detail, and to simulate the impact of change.

The company realizes revenues from licensing of the SHAPES Development system to the licensees as well as royalties when SHAPES based applications are shipped to end-users by licensed application developers.

GEOSCIENCE MODULES

Over the past year, the company has started to move beyond its "core-technology" focus and started to develop modules that more directly address some of the modeling needs of end-users in the GeoScience industry. These modules leverage the company's SHAPES core-technology and pre-package much of the functionality that GeoScience applications developers would need to develop themselves using SHAPES. Such functionality includes built in notion of faults, horizons, and unconformities, and standard ways of constructing these within the workflow most often used by geologists and geophysicists.

The company expects to realize revenues from such modules in two ways: (1) licensing fees and/or ongoing royalties for resold imbedded copies, and (2) direct sales to end-users through its own sales force.

SUPPORT AND CONSULTING SERVICES

XOX provides geometry consulting and custom development services to clients in various industry segments. Such services are towards incorporating relevant parts of the company's SHAPES product or its geoscience specific modules into its client's products. These services can range in scope from telephone hot-line support to custom development of a complete application on contract from the client. Such services have the added benefit of expediting the deployment of SHAPES based applications through partners, and the flow of royalty revenues to XOX.

Support and consulting services from the company are available not only to customers in the geosciences, but other industries such as medical and GIS/remote-sensing as well.

MARKETS AND APPLICATIONS

Until the early 90's, the company focused its marketing efforts principally on software developers in the CAD market, achieving modest acceptance. In the recent years, the Company has explored market areas other than CAD, including Oil and Gas Exploration and Production (E&P), Geographical Information Systems and Remote sensing, Medical Imaging, Scientific Visualization and Analysis software.

Of the above areas, the Company believes its strongest market is currently represented by the Oil and Gas E&P. This is because the scope of the Company's offerings in this area have matured over the recent years to cover a vast majority of earth modeling requirements. In addition, this industry is currently actively pursuing a move to 3D modeling of the type provided by the Company's products. For these reasons, the company is currently pursuing technology licensing as well as direct end-user product marketing opportunities in the oil and gas E&P industry.

The Company's other marketing efforts are geared currently towards the medical and GIS/Remote-sensing markets. In both of these areas, the company is exploring opportunities where it can leverage its proprietary modeling technology to deliver end-user products in partnership with companies that have identified strong product opportunities in their respective domains.

GEOSCIENCES - OIL AND GAS E&P

     The Geosciences industry represents the largest number of active developers of SHAPES-based products, including Shell Oil, Schlumberger GeoQuest, Seismic Micro Technologies, and Interpretive Imaging, LLC. In addition, the company is also creating an end-user products for geologists that will be directly marketed to users within oil-companies.

The end-users of these products, principally oil exploration and oil producing companies, invest heavily in computer technology for its aid in locating new oil fields and in enhancing the production and extraction of petroleum from existing oil fields. The recent years have seen a shift in this industry towards greater acceptance and accelerated incorporation of 3D technology into production use. Key standards committees and consortiums such as POSC and OpenSpirit have initiated efforts towards definition and propagation of interoperability specifications that include 3D geometry.

     The company sees a need for its robust earth modeling technology and expertise not only with larger software vendors such as Schlumberger but also some of the smaller applications vendors who need to upgrade their offerings to include 3D facilities. Smaller vendors are also more likely to use XOX consulting to aid in the development of their SHAPES based product.

     The flexibility of the SHAPES system in creating 3D earth models allows its users to build models easily from a variety of data-sources and through a variety of different tools and procedures. The resulting 3D model provides unprecedented completeness of information and thus constitutes a very key piece of the core information needed to drive all phases of work in the oil and gas industry starting from exploration to planning and recovery.

One of XOX's key customers, Schlumberger, is using SHAPES to create 3D earth models starting from processed seismic data, and then creating a complete earth model including property descriptions at each point in the model. The resulting model is expected to be used to drive procedures for locating reservoirs and simulating oil flow during production. This product called Property 3D was released in early March 1999 by Schlumberger

MEDICAL IMAGING AND ANALYSIS

     Similar to the Geosciences industry, the Medical Imaging and Analysis industry is moving towards computer visualization and simulation to aid all stages of the process starting from diagnosis through to surgical or other clinical treatments. Many of the data-gathering techniques are similar in nature to those in the geosciences. For example, CAT scans or MRI images essentially use similar underlying technologies and produce similar results as seismic data gathering techniques in geosciences. Further, a variety of factors are moving the industry to find minimally invasive techniques for diagnosis and treatment. This requires as complete information as possible of the 3D description of specific patient anatomies, sometimes with clearly segmented information for the individual parts under study of treatment.

     The Company its technology could have broad application within this market, including the use of CT (Computed Tomography) and MRI (Magnetic Resonance Imaging) scans to develop sophisticated models of portions of the human body for radiation therapy planning, orthopedic fittings, development of surgical strategies, and assistance in robotic surgery. The ability to look at parts of the human body under different stress conditions has significance in the medical industry. As an example, using SHAPES-based products from two of the Company's customers, researchers at Stanford University created computer models of a series of real blood vessels and arteries. They then simulated the effect of moderate exercise on a clinically observed plaque deposit within an artery. They were able to conclude that the flow through the artery was clearly less impeded with the accelerated flow resulting from moderate exercise. Although the Company's efforts in this industry are currently only exploratory in nature, the Company hopes to be able to market its enabling technology to medical application developers because of the unique capabilities of SHAPES.

ADVANCED COMPUTER AIDED DESIGN AND ANALYSIS

         The Company is currently spending limited resources in the CAD market to continue to service customers and to explore potential opportunities where its proprietary technology can be leveraged. The CAD market is, however, crowded with a multitude of end-user and core-technology offerings that perform geometric modeling operations. Distinctive features of the Company's technology have provided key benefits in limited but important areas.

One of these areas is Finite Element Analysis. The Company's customers in this areas are using SHAPES to model the parts on which simulation software is then run in order to predict stress or thermal conditions under operating conditions. One such customer is ANSYS, Inc. (the parent of SAS IP, Inc.) ("ANSYS"), has employed SHAPES in such modeling of geometry. ANSYS has been one of the earliest adopters of SHAPES technology and has been shipping SHAPES-embedded products since 1992.

The Company expects to continue to maintain its presence in the CAD market as a niche player and address opportunities as and when they appear and can be leveraged by its proprietary technology.

OTHER POTENTIAL MARKETS

     There are several other industries where the Company believes its technology has future potential - for example, remote sensing for GIS. The Company intends to target those industries where the need is the most immediate, the returns are likely to be the greatest, and where it will have the opportunity to deliver potentially dominant technology.

STRATEGY

     The company is focussing on the two pronged strategy of (1) joint venturing with partners in delivering state-of-the-art products based on its advanced SHAPES technology for a variety of areas, and (2) exploiting niche opportunities to provide products directly to end-users through direct sales.

     The joint-venturing or partnering approach differs from its original OEM approach in that as a partner in a joint venture, the company partakes more heavily in defining, scheduling and developing the SHAPES based end product. This expedites deployment of SHAPES based products and provides XOX with higher revenues on a more predictable schedule.

In addition, the Company is providing products directly to the end-user markets where it finds the opportunities. This has the benefit of creating name recognition, creating a market-pull for partnerships and partnered products, and helping the Company better guide its technology through direct interaction with end-users.

CUSTOMERS

Over 20 software development entities have licensed the SHAPES core technology for incorporation into larger software applications. These include OEMs such as Schlumberger Geoquest, partners such as Interpretive Imaging, LLC, and universities such as Stanford and RPI.

     For the fiscal year ended December 31, 1998, revenues from Schlumberger Corporation ("Schlumberger") and Shell International Exploration & Production B.V ("Shell Oil") were approximately $1,905,000, which represents approximately 85% of 1998 revenues. The Company currently anticipates that the same companies could account for a significant portion of its annual revenue in 1999.

MARKETING AND SALES

     The Company has been marketing its products in North America, Europe and Asia mainly through sales effort from its corporate offices. The Company announced on March 5, 1999 it is in the process of opening a business and sales office in Houston, Texas. Further, the Company hired Mr. Tim Ryan as Vice President of Sales. Mr. Ryan has over fifteen years of experience in geology and software sales and recently worked for Paradigm Geophysical. Currently the sales effort is being led by the Company's Vice President of Sales with assistance and support by the Executive Vice President and COO working in conjunction with a team of sales account representatives. The sales support staff is responsible for aiding potential customers in technical evaluation of SHAPES as a possible core technology for the customer's software. The Company's sales support staff will often build an initial prototype of a potential application during this phase.

     As the company moves from selling to technical leaders within OEM/partner organizations to selling directly to end-users, it is now augmenting its sales strategy. The Company is in the process of opening an office in Houston, which will be staffed by a sales executive and one or more support staff. It will be the responsibility of this group to execute sales demos to user groups at client sites and to provide post-sales support - at the customer site if necessary.

LICENSE AND DISTRIBUTOR AGREEMENTS

     The Company enters into license agreements with its customers. However, other than its agreements with Schlumberger Corporation, no other license agreements are anticipated to account for more than 10% of the Company's future revenue. As further partnerships and strategic alliances are formed at this point to jointly develop end-user products, the Company believes a growing share of its overall revenue will be contributed from such sources. License agreements provide that each customer is entitled to utilize the Company's proprietary technology in the development of the customer's product. With the exception of the agreement with Unitechnic SA, which provides exclusivity in France, the license agreements are non-exclusive and provide that each licensee is required to make royalty payments to the Company based on the number of customer products sold. Each of the license agreements provide that the licensee may cancel the agreement at any time upon written notice and further provide the licensee with the right to use source code in certain prescribed events. In such event, however, the licensee must continue to pay royalties as provided for in the agreement. Although the existence of this term may diminish the value of the Company's assets, the Company believes that the licensee's obligation to continue to make royalty payments would minimize the impact.

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

COMPETITION

     In the geophysical market, The GoCad Research Program is the Company's primary competitor. GoCad is a consortium based at the University of Nancy in France, which includes several large petroleum companies and a large French geophysical software company. The consortium's GoCad software product is designed specifically for geophysical modeling and has significant technical strengths in the area of surface or boundary representations, which are required in geophysical modeling. In addition, internal development is a strong alternative for application vendors who the Company is trying to convert into partners.

     Additionally, as the company moves towards providing end-user products, it will face competition from several existing and emerging products. Some of these products are expected to address the same market that the Company's product is designed to address while the others may provide significant overlap within the target domain.

     While many of the Company's competitors have more experience, greater specialization and greater financial and other resources than the Company, the Company believes that technical abilities, functionality and design make its product superior to those of its competitors.

RESEARCH AND DEVELOPMENT

     The Company plans to focus on research and development of products which will allow it to more fully exploit its technology in the Geophysical software, Remote Sensing, and Medical Imaging markets. Currently the Company is working on development of: (i) a geological modeling product for the PC environment; (ii) speed and performance improvements for handling large models; and (iii) several partnered products that are a result of its consulting and partnering relationships.

JOINT VENTURE EFFORT

     In December 1995, the Company entered into a joint venture agreement with IIS Infotech Ltd. ("IIS"), a major software services company located in New Delhi, India thereby creating the organization of IIS-XOX Asia Pacific Pvt. Ltd. ("IIS-XOX"). Through this effort the Company intended to accomplish an accelerated integration of SHAPES into its customers' end-user products. The Company expected that IIS-XOX would be able to service the application development needs of the customers of the Company for much less than it would cost the Company to provide equivalent services. In December 1996, the Company made an equity investment of $41,020 in IIS-XOX and became a 47.5% shareholder of IIS-XOX. In 1998, the Company made a decision that it would be best to close down the joint venture and opted to pursue more direct control through a wholly owned subsidiary.

     The reduction of $80,532 of assets in investment in the joint venture from 1997 reflects the dissolution of the joint venture, which was finalized during the fourth quarter of 1998. The Company feels there is an advantage in maintaining, with greater controls, a subsidiary in India to provide an added labor resource as well as provide greater daily support services to its customers. The Company is in the process of establishing a wholly owned subsidiary in India. The Company anticipates completing this process in the second quarter of 1999.

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

OTHER

     The Company is not a manufacturer, and as such, there are no raw materials or principal suppliers to be concerned with. The use of magnetic media, tapes, diskettes, "chips" or transmitting the software via telecommunications is common with all software companies. There are currently no domestic government approvals or regulations, which affect the marketing of the company's existing or future software products. However, in the event of any international sale of its products, the Company would likely be subject to various domestic and foreign laws aimed at regulating such export and export-related activities. There are no current environmental laws germane to the Company's business.

EMPLOYEES

     As of the date of this Form 10-KSB, the company employs 14 full time people. No employee of the Company is represented by a labor union and the Company is not subject to a collective bargaining agreement. All key employees of the Company are covered by agreements containing confidentiality and non-compete provisions.


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

     None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since September 11, 1996 (the date of the Company's initial public offering of its Units, each Unit consisting of one share of Common Stock, $.025 par value, and one Redeemable Common Stock Purchase Warrant) and for the period which followed, the Company's Units have traded in the over-the-counter market and have been quoted on the Nasdaq SmallCap Market under the symbol XOXCU. On or about March 11, 1997, the Common Stock and Redeemable Warrants became separately tradable and were approved for listing on the Nasdaq SmallCap Market under the symbols XOXC and XOXCW, respectively. The following table sets forth, for the fiscal year 1997 and 1998 calendar quarters indicated, the high and low bid prices for the Company's Common Stock as reported by Nasdaq. Such quotations represent interdealer prices, without retail markup, markdown or commission, and do not necessarily represent actual transactions.


                                        HIGH            LOW

1997
First Quarter                          $3.500          $3.000
Second Quarter                         $3.500          $1.750
Third Quarter                          $3.000          $1.750
Fourth Quarter                         $2.750          $1.000

1998
First Quarter                          $2.187          $1.250

Pending satisfaction of certain listing conditions of Nasdaq Listing Qualifications Panel, effective February 12,1998, the Company's securities were identified with a fifth character "C" ("conditional") appended to its symbol. On March 31,1998, the Company informed the NASDAQ SmallCap Market Inc. that it would be unable to satisfy the conditions for continued listing on the Nasdaq SmallCap Market imposed by the Nasdaq Listing Qualifications Panel. As a result, the Company's securities was delisted from trading on the Nasdaq SmallCap Market and are now quoted on the OTC Bulletin Board. The following table sets forth for the high and low bid prices for the Company's Common Stock as reported by OTC Bulletin Board. Such quotations represent interdealer prices, without retail markup, markdown or commission, and do not necessarily represent actual transactions.


                                        HIGH             LOW

1998
Second Quarter                         $1.750          $1.187
Third Quarter                          $3.500          $1.500
Fourth Quarter                         $1.875          $1.000


1999

First Quarter as of March 19, 1999     $1.218          $0.875

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

     As of March 19, 1999, there were (a) 3,072,901 shares of common stock outstanding, held of record by approximately 207 registered shareholders, (b) outstanding options to purchase an aggregate of 887,977 shares of Common Stock, and (c) outstanding warrants to purchase an aggregate of 1,139,710 shares of Common Stock. The Company has not declared or paid any cash dividends on its Common Stock since its inception and does not intend to pay any dividends for the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

FISCAL YEAR 1998 COMPARED TO FISCAL YEAR 1997

     Net revenues for fiscal year 1998 increased approximately 145% to $2,242,389 from net revenues of $914,035 realized in fiscal year 1997. The increase in the Company's revenues in 1998 relates to continuing efforts to broaden the scope of business opportunities available to the Company. The primary reason for the increase in net revenues is attributable to revenues earned from certain agreements the Company entered into with Geoquest, a division of Schlumberger Technology Corporation (The "Schlumberger Agreements"). The Schlumberger Agreements were the subject of a press release dated July 23, 1998. The Schlumberger Agreements provide for payments of approximately $5.75 million to XOX Corporation over three years, with additional sums possible based upon potential software dispositions. There is no restriction on the number of years in which XOX will receive royalties based on the number of such software dispositions made by Schlumberger. The Company anticipates that geosciences will continue in fiscal year 1999 to represent the strongest niche market for providing revenues to XOX.

         To achieve profitability in 1998, the Company's Board of Directors and its management budgeted for reduced expenses and monthly cash expenditures for 1998. As a result, 1998 operating expenses were reduced by $1,683,210 from 1997 to $ 1,774,853 for 1998 representing a 49% decrease from 1997. Thus operating expenses averaged about $140,000 per month less than the Company's operating expenses for 1997.

         Research and development expenses decreased approximately 39% from 1997 to $823,473 representing approximately 46% of operating expenses as compared to 39% of operating expenses in 1997. Reduction in research and development expenses was achieved without decreases in key research and development personnel.

         Selling, general and administrative expenses decreased approximately 55% from 1997 to $951,380 representing approximately 54% of operating expenses as compared to 61% of operating expense in 1997. The decrease in sales, general and administrative expenses over the same period in 1997 is due, in part, to decreased employment levels and spending on other administrative expenses relating to operating as a public company during 1998.

         Improved revenues combined with reductions in operating expenses resulted in net income of $377,520 for 1998 compared to a net loss of $2,470,841 reported for 1997. The net income per share for 1998 was $.12 compared to the net loss per share for 1997 of $.83.

         In December 1996, the Company made an equity investment of $41,020 in IIS-XOX, in exchange for a 47.5% interest in the joint venture. The Company's 47.5% share of equity in earnings of the joint venture for 1998 is reported as a loss of $80,532 as compared to $39,512 in 1997 to reflect the dissolution of the joint venture which was finalized during the fourth quarter of 1998.The Company feels there is an advantage in maintaining, with greater controls, a subsidiary in India to provide an added labor resource as well as provide greater daily support services to its customers. The Company is in the process of establishing a wholly owned subsidiary in India. The Company anticipates completing this process in the second quarter of 1999.

         Other income in 1998 of $36,950 consists primarily of the investment of the surplus cash realized from the Company's 1998 earnings in money market accounts and short-term commercial paper.

         Interest expense of $35,434 in 1998 is approximately $10,000 less than 1997 due to reduction of long-term debt from 1997.

         For the year 1999, the Company believes that operating results could vary substantially from quarter to quarter. At its current stage of operations, the Company's quarterly revenues and results of operations may be materially affected by the timing of the development, introduction and market acceptance of the Company's products and its licensees' products.

LIQUIDITY AND CAPITAL RESOURCES

         The completion of the Company's initial public offering in September 1996, and a partial exercise of the underwriter's over-allotment option in November 1996, provided the Company with net proceeds of approximately $4,997,000. This financing transaction gave the Company the necessary cash infusion to pay down some debt and to continue to pursue its business strategy.

         Cash and cash equivalents were $1,194,397 at December 31, 1998 compared to $687,039 at December 31, 1997. The Company's working capital was $1,184,898 at December 31, 1998 compared to a working capital of $687,199 at December 31, 1997.

         The Company estimates that it will make capital expenditures in 1999 of approximately $75,000 for computer equipment, office furniture and leasehold improvements related its operations in India, operations to be established in Houston, Texas as well as operation at its headquarters in Bloomington, Minnesota.

         At a regularly scheduled meeting of the Company's Board of Directors on November 15, 1996, by a unanimous vote, the Board authorized a repayment schedule for the next three years on the interest bearing employee debt. Over three years beginning in 1997, up to one-third of an employee's interest-bearing debt is expected to be repaid annually, if the employee agreed to convert an equal or greater amount of non-interest bearing debt into Common Stock at the conversion rate of $2.50 per share. Eleven individuals have chosen to accept the Board's proposal. The Company repaid approximately $51,621 of interest-bearing notes and converted $50,825 amount of non-interest bearing notes into Common Stock in 1998. The 1999 installment is expected to be completed during the first quarter of 1999.

         The Company estimates that its current cash balance and the cash to be generated from customer revenues will be sufficient to fund its operations and capital needs through second quarter of 2001. At its current stage of business development, the Company's quarterly revenues and results of operations may be materially affected by, among other factors, development and introduction of products, time to market, market acceptance, demand for the Company's products, reviews in the press concerning the products of the Company or its competitors and general economic conditions. Many of these factors are not within the control of the Company. As a result, there can be no assurance that the Company will be sufficiently funded through the second quarter of 2001.

Year 2000
         The Company is aware of the Year 2000 issue. During the past several months, the Company performed an internal analysis of its primary software product (SHAPES) and has begun to assess the readiness of the Company's other products, its internal computer systems and third party equipment and software for handling such Year 2000 issues. The Company believes that the SHAPES product is currently Year 2000 compliant. During the next several months, the Company, its software engineers and its technical support staff continue to perform an extended analysis on vendor supplied modules. While the Company cannot give any assurances that these vendor modules will be Year 2000 compliant, the Company expects to be able to successfully address and implement any necessary changes to ensure Year 2000 compliance.

         The Company is also in the process of addressing its administrative dependence on software packages. Management has sent correspondence to its outside vendors and third party suppliers to inquire about the Year 2000 readiness of their respective products or services. To the extent that such vendors and suppliers can ensure Year 2000 compliance, the Company anticipates the continued use and dependence on such third parties. However, there can be no assurance that these outside vendors and third party suppliers will be able to become Year 2000 compliant, which could have an adverse effect on the Company.

         XOX is committed to being Year 2000 compliant and realizes the impact to our customers if the

Company is unable to continue developing, maintaining and supplying SHAPES software. The Company continues to develop contingency plans in areas that may be impacted by Year 2000 related computer failure and expects to have these plans in place by the year end 1999.

         To date, the Company has not incurred any significant expenditures associated with becoming Year 2000 compliant. The Company anticipates it may incur up to $20,000 of expenditures in association with becoming Year 2000 compliant. However, as management continues the assessment, the Company may find it necessary to incur additional costs to become Year 2000 compliant. The Company cannot give any assurance that it will in fact be able to be Year 2000 compliant, or that other problems or costs associated with the Year 2000 issue will not arise.



ITEM 7. FINANCIAL STATEMENTS

      The following Financial Statements and Report of Independent Auditors thereon are included herein (page numbers refer to pages in this Report on Form 10-KSB):

                                                                            Page

Independent Auditors' Report................................................ 24


Balance Sheets as of December 31, 1998 and 1997............................. 25

Statements of Operations for the years ended December 31, 1998 and 1997 .... 27

Statement of Stockholders' Equity for the years ended
  December 31, 1998 and 1997................................................ 28

Statements of Cash Flows for the years ended December 31, 1998 and 1997 .... 29

Notes to Financial Statements............................................... 30


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) DIRECTORS, EXECUTIVE OFFICERS AND OTHER SIGNIFICANT EMPLOYEES

 Name                  Age     Position                                 Director
 ----                  ---     --------                                   Since
                                                                          -----

Steven Mercil           46    Interim Chief Financial Officer             1997
                              and Director (1)(2)(3)(4)

Mark O. Senn            50    Executive Vice President and
                              Chief Operating Officer

Thomas J. Lucas         46    Director(1)(2)(3)(4)                        1995

Steven B. Liefschultz   55    Chairman of the Board and Director          1997
                                (2)(3)

Bernard J. Reeck        71    Director(2)(3)                              1997

Paul Johnson            48    Director                                    1998

Peter Dahl              32    Director(1)                                 1998

Craig Gagnon            59    Director(1)(3)(4)                           1998

(1) Member of the Audit Committee
(2) Member of the Compensation Committee
(3) Member of the Executive Committee
(4) Compliance Committee

STEVEN MERCIL was Interim Chief Executive Officer from October 1997 to June 4, 1998 and serves as Interim Chief Financial Officer of the Company. Mr Mercil is a member of the Board of Directors. Mr. Mercil is CEO of MIN-Corp. a venture fund that focuses on investments in Minnesota. He was previously the equity fund manager of Minnesota Technology, Inc. (MTI), an equity investment fund specializing in Minnesota technology companies. MTI granted Mr. Mercil a leave of absence to be employed at the Company on an interim basis. Mr. Mercil has more than 13 years of experience assisting in the strategic development and growth of public and private companies. He rejoined the Company's Board last August of 1997 after previously serving from 1993 to 1995.

MARK O. SENN was promoted from Vice President of Operations to Executive Vice President and Chief Operating Officer on March 5, 1999. Mr. Senn has 20 years of operations and management experience in both the private and public sector. His experience includes VP and General Manager of Oxford Properties, Inc. and President of Marcus Corporation.

THOMAS J. LUCAS is a director of the Company. Mr. Lucas was Group Vice President for Flint Ink Company, located in Detroit, Michigan for seven years. Currently, Mr. Lucas is Chief Executive Officer for Made in the Shades Optical Inc. Mr. Lucas holds a J.D. degree from William Mitchell College of Law in St. Paul, Minnesota and a B.A. from the University of Notre Dame.

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

PAUL A. JOHNSON is a director of the Company. Mr. Johnson has been employed by ANSYS, Inc. as Senior Vice President of Product Development since February 1998 and was the Vice President of Product Development from October 1996 to January 1998. Prior to joining ANSYS, Inc., Mr. Johnson was Vice President of Development for S&R Systems, a software company, from April 1996 to September 1996. From November 1979 to August 1995, he was Vice President of Development for Legent Corporation, a software company.

PETER DAHL is a director of the Company. Mr. Dahl currently is the Executive Vice President and Chief Operating Officer for BankWindsor. He oversees the commercial and private lending functions of the bank as well as the overall asset growth and performance of the loan portfolio. His areas of expertise involve small business, mezzanine, and real estate finance, which enhance his ability to cultivate relationships with entrepreneurs and their businesses. Mr. Dahl works closely with younger companies to establish the credit facilities they need to help them grow.

CRAIG GAGNON is a director of the Company. Mr. Gagnon is a partner with Oppenheimer Wolff & Donnelly in Minneapolis, Minnesota. Mr. Gagnon's practice is concentrated in litigation in the areas of securities fraud, accounting malpractice and legal malpractice defense work. Mr. Gagnon chairs the Board of Trustees for William Mitchell College of Law; is a Fellow in the American College of Trial Lawyers; and is a past president of the Metropolitan Breakfast Club. Mr. Gagnon also acts as a general partner in several commercial real estate partnerships located in Minnesota. Mr. Gagnon received his Bachelor of Arts degree from the University of Minnesota (1964) and his Juris Doctor degree from William Mitchell College of Law (1968 - magna cum laude).

     Richard L. Fast was director of the Company from November 11, 1997 until his resignation announced August 20, 1998. Concurrently with Mr. Fast's resignation, Mr. Larry Shearon, VP of Corporate Technology for Medtronics, Inc. was appointed to the Company's Board of Directors. On March 11, 1999, Mr. Shearon resigned from the Corporation's Board of Directors. On November 4, 1998, the Company announced the resignation of Mr. John M. Sherbin II as a member of the Board of Directors. Mr. Sherbin had been a member of the Board of Directors since November 1997 and had resigned his position as Chief Financial Officer of ANSYS, Inc. Concurrent with his resignation, the Company appointed Paul Johnson to the Board of Directors. On March 5, 1999, the Company announced the resignation of Dr. Pradeep Sinha as CEO, CTO and member of the Board to pursue private consulting interests. Dr. Sinha's resignation as a Board member and Executive Committee member was effective February 26, 1999. Dr. Sinha continued his employment duties until March 26, 1999. It is possible that Dr. Sinha may have an ongoing role with the Company as a consultant.

     The Board currently has four Committees - an Executive Committee, an Audit Committee, a Compliance Committee and a Compensation Committee. The recently created Executive Committee takes an active role in the operation and strategic direction of the Company. It is authorized and directed to take any and all necessary and appropriate action of the Company including, but not limited to, forming and appointing members to an advisory committee, determining the compensation of any such advisory committee, conducting executive searches, filling employment positions with the Company, hiring organizational consultants, conducting directorial searches and recommending candidates to the Board, and negotiating contracts with existing and potential customers of the

Company. The Executive Committee is composed of Messrs. Lucas, Mercil, Reeck, Liefschultz, Sinha and Gagnon. The Audit Committee reviews the results and scope of the audit and other services provided by the Company's independent auditors, as well as the Company's accounting principles and its system of internal controls, and reports the results of its review to the Board. The Audit Committee is composed of Messrs. Lucas, Dahl, Mercil and Gagnon. The Compliance Committee is composed of Messrs. Lucas, Mercil, Gagnon and from the Company's Legal Counsel, Les Korsh. The Compensation Committee makes recommendations concerning executive compensation and incentive compensation for employees of the Company, subject to ratification by the Board. Currently the Executive Committee members serve as the Compensation Committee. Currently, the entire Board of Directors proposes a nominee for each elective Board position then vacant or to become vacant.

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

 Dr. Pradeep Sinha, Chief Executive Officer, Chief Technical Officer and a Director of the Company, filed a Form 4 in July, 1998 to report a transaction occurring in March, 1998 and June, 1998.

On July 28, 1998, Mr. Mercil and Mr. Lucas were granted options to correct errors related to prior service on the Board of the Company. As of this date, neither individual has filed the initial reports related to the granting of these options. However, as of the date of this filing, the individuals have undertaken to file the required reports.

To the Company's knowledge, based upon a review of the copies of such reports furnished to the Company no other reports were required, during the year ended December 31, 1998, none of the other Company's directors, executive officers or beneficial owners of greater than 10% of the Company's Common Stock failed to file on a timely basis the forms required by Section 16(a) of the Securities Exchange Act of 1934.


ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         The following table provides certain summary information for the years indicated concerning executive compensation paid or accrued by the Company to the Company's Chief Executive Officer whose salary and bonus compensation for 1998 exceeded $100,000 (the "Named Executive Officer").

                           SUMMARY COMPENSATION TABLE

                                                                    LONG TERM
                                        ANNUAL COMPENSATION    COMPENSATION AWARDS
                                        -------------------    -------------------
                                         FISCAL                                 SECURITIES
NAME AND PRINCIPAL POSITION               YEAR     SALARY       BONUS       UNDERLYING OPTIONS
---------------------------              ------    ------       -----       ------------------
Steven B. Mercil (1)                      1998      50,000      None               22,250
(Interim Chief Executive Officer          1997      20,835      None               60,000
and Interim Chief Financial Officer)

Pradeep Sinha (2)                         1998     112,000      None               60,000
(Chief Executive Officer &                1997      96,000      None               35,000
Chief Technical Officer)

(1) Mr. Mercil became Chief Executive Officer effective October 1997 through June 4, 1998 and was compensated based on an annualized salary of $100,000 on a pro rata basis. Mr. Mercil continues to serve as Interim Chief Financial Officer to which he receives no compensation. However MIN-Corp. an affiliate of Mr. Mercil received an option for 16,000 shares of common stock to compensate for Mr. Mercils' assistance to the Company.

(2) Mr. Sinha served as Interim Chief Executive Officer from August 1997 to October 1997 and then became Chief Executive Officer on June 4, 1998. Effective March 26, 1999 Dr. Sinha resigned.

STOCK OPTION GRANTS DURING FISCAL YEAR 1998

     The following table provides information regarding stock options granted during fiscal year 1998 to the named executive officer in the Summary Compensation Table.

                                       % OF TOTAL OPTIONS
                            OPTIONS    GRANTED TO EMPLOYEES        EXERCISE PRICE
NAME                        GRANTED       IN FISCAL YEAR    PER SHARE     EXPIRATION DATE
----                        -------            ----         ---------     ---------------
Pradeep Sinha              60,000.00            37%            1.38        June  4, 2008
                             (1)

Steven B. Mercil           16,000               10%            1.38        June  4, 2008
                            6,250                4%            3.50        July 28, 2008
                             (2)


(1) Mr. Sinha may exercise the subject non-qualified stock option for up to 33% of the stock option upon signing of employment agreement, 33% six month after signing new employment agreement and 33% 12 months after signing new employment. No new employment agreement was signed.

(2) MIN-Corp. received options for 16,000 shares of common stock to compensate for Mr. Mercils' assistance to the Company. MIN-Corp. may exercise the subject non-qualified option for up to 100% of the option stock after March 31, 1999. Mr. Mercil was granted options for 6,250 shares currently exercisable to correct errors related to prior service on the board of the Company.


OPTION EXERCISES DURING FISCAL YEAR 1998 AND FISCAL YEAR-END OPTION VALUES

                     Number of                 Number of Unexercised           Value (1) of Unexercised
                     Shares                    Options at December 31, 1998    Options at December 31, 1998
                     Acquired      Value (1)   ----------------------------    ----------------------------
           Name      on Exercise   Realized    Exercisable   Unexercisable     Exercisable   Unexercisable
           ----      -----------   --------    -----------   -------------     -----------   -------------
Steven B. Mercil        0            0           66,250              0           No value       No value
Pradeep Sinha           0            0                0         60,000           No value       No value

(1) Value is the difference between the exercise price of the option and the closing price of the common stock on December 31, 1998 of $1.000.


EMPLOYMENT AGREEMENT

         The Company had an oral agreement with Steven B. Mercil regarding his employment as Interim Chief Executive Officer and Chief Financial Officer. As part of the agreement, Mr. Mercil agreed to serve as Interim Chief Executive Officer until June 4, 1998. Mr. Mercil agreed to serve as Interim Chief Financial Officer with no cash compensation until his resignation effective March 31, 1999. Dr. Pradeep Sinha, Chief Executive Officer and Chief Technical Officer and Board Member, has been working under an employment agreement dating back to December 20, 1994. Dr. Sinha has resigned effective March 26, 1999 to pursue private consulting.


DIRECTOR COMPENSATION

     The Company has a standard arrangement outlining the compensation to be given to its Board of Directors. Members of the Board (or the entities with which such directors are affiliated) do not receive any cash compensation for serving on the Board, except for reimbursement for expenses incurred in attending meetings and instead receive a non-qualified stock option to purchase 5,000 shares of the Company's common stock for each year of service on the Board. In addition, during fiscal year 1998, members of the Company's Executive Committee received stock options to purchase 10,000 shares of Common Stock at 100% of the Fair Market Value of each share at the date of grant. Each option granted to Directors on the Executive Committee vests one year from the date of grant, provided that on such anniversary date the Optionee has served on such Executive Committee for one year. In addition, in fiscal year 1997, Steven B. Liefschultz was granted an option to purchase 100,000 shares of Common Stock at an exercise price of $1.70 per share which was not less than 85% of the Fair Market Value of the Common Stock on the date of grant. This grant was not made pursuant to the Company's 1996 Omnibus Stock Plan, and was made in consideration of the additional contemplated work to be performed by Mr. Liefschultz. 25% of the shares subject to the Liefschultz option vested immediately upon grant. 50% of the shares subject to the Liefschultz option vested in equal installments on November 30, 1997, December 31, 1997 and January 31, 1998. The remaining 25% of the shares subject to the Liefschultz option vest upon the occurrence of certain contingencies related to either the amount of time Mr. Liefschultz works for the Company or the occurrence of various business and financial transactions.

1996 OMNIBUS STOCK PLAN

      The Board of Directors of the Company adopted and the Company's stockholders approved the Company's 1996 Omnibus Stock Plan effective June 14, 1996 (the "Plan"). The Plan supersedes both the 1987 Incentive Stock Option Plan and the 1987 Non-Qualified Stock Option Plan of the Company. The purpose of the Plan is to promote the interests of the Company and its stockholders by providing personnel of the Company with an opportunity to acquire a proprietary interest in the Company and thereby develop a stronger incentive to put forth maximum effort for the continued success and growth of the Company and to aid the Company in attracting and retaining personnel of outstanding ability. The Company reserved a total of 500,000 shares of Common Stock for issuance under the Plan. At the Annual Shareholder Meeting held on June 4, 1998, stockholders approved an amendment to the Plan to add 500,000 shares of the Company's common stock to be reserved for issuance under the Plan (so that a total of 1,000,000 shares of common stock will have been reserved for issuance under the Plan). The Company has the balance of 872,739 Shares of Common Stock are available for issuance under the Plan.

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

     Employees of the Company are eligible to receive incentive stock options (as that term is defined in Section 422 of the Code), nonqualified stock options, reload options, stock appreciation rights and restricted stock under the Plan. Other key individuals, who are not employees, may also be granted nonqualified options under the Plan. Common Stock of the Company granted to recipients may be unrestricted or may contain such restrictions, including provisions requiring forfeiture and imposing restrictions upon stock transfer. Unless forfeited, the recipient of restricted Common Stock will have all other rights of a stockholder, including without limitation, voting and dividend rights. The value of a stock appreciation right granted to a recipient is determined by the appreciation in Common Stock of the Company, subject to any limitations upon the amount or percentage of total appreciation that the Committee may determine at the time the right is granted. Concurrent with the award of any options, the Committee also may authorize reload options to purchase for cash or shares a number of shares of Common Stock.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth as of March 19, 1999, the number of shares of the Company's Common Stock beneficially owned by (i) each director of the Company; (ii) each of the Named Executive Officers; (iii) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock; and (iv) all executive officers and directors as a group.


                                                  Number of Shares of Common       Percentage of
Name                                             Stock Beneficially Owned (1)   Outstanding Shares
----                                             ----------------------------   ------------------
SAS IP, Inc.                                              126,315(2)                    4%
123 East 17th Street
Cheyenne, Wyoming 15342

Minnesota Investment Network Corporation                  168,128(3)                    5%
111 Third Avenue South
Suite 420
Minneapolis, Minnesota 55401

Dr. Pradeep Sinha                                         258,022(4)                    8%
7640 West 78th Street
Bloomington, Minnesota 55439

Steven B. Liefschultz                                     353,000(5)                   11%
7630 West 78th Street
Bloomington, Minnesota 55401

Thomas J. Lucas                                           119,177(6)                    4%
6725 Colby Lane
Bloomfield Hills, Michigan 48239

Steven Mercil                                              82,250(7)                    3%
111 3rd Ave S Suite 420
Minneapolis, Minnesota 55401

Bernard J. Reeck                                          221,128(8)                    7%
1232 Duluth Court
St. Paul, Minnesota 55109

Peter Dahl                                                  5,000(9)                    *
BankWindsor
740 Marquette Ave
IDS Center
Minneapolis, Minnesota 55402

Craig Gagnon                                                5,000(10)                   *
Oppenheimer Wolff & Donnelly
45 South 7th Street
Suite 3400
Minneapolis, Minnesota 55402

Paul Johnson                                    None Owned(11)       *
ANSYS, Inc.
275 Technology Drive
Canonsburg, Pennsylvania 15317

Total Executive Officers and Directors           1,340,020(12)      44%
   as a group (eight persons and affiliates)

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

(2)  Includes 5,283 shares issuable upon exercise of warrants.

(3) Includes 8,335 shares issuable upon exercise of warrants and 5,000 options currently exercisable.

(4) Includes 1,386 shares issuable upon exercise of warrants and 160,888 options currently exercisable.

(5) Includes 30,600 shares issuable upon exercise of warrants and 115,00 options currently exercisable.

(6) Includes 1,250 shares issuable upon exercise of warrants and 23,001 options currently exercisable.

(7) Includes 82,250 options currently exercisable. Excludes securities held by Minnesota Investment Network Corporation of which Mr. Mercil is CEO.

(8) Includes 28,000 shares issuable upon exercise of warrants and 15,000 options currently exercisable.

(9)  Includes 5,000 shares subject to options currently exercisable.

(10) Includes 5,000 shares subject to options currently exercisable.

(11) Excludes the securities held by SAS IP, Inc. and ANSYS, Inc., of which Mr. Johnson serves as Senior Vice President of Product Development of ANSYS, Inc.

(12) Includes securities held by SAS IP, Inc. and ANSYS, Inc. and Minnesota Investment Network Corporation of which Mr. Johnson and Mr. Mercil are affiliated.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As noted in the chart following the descriptions below, each of the following transactions involved parties related to the Company.

     In February 1993, the Company issued a series of variable repayment debentures (the"VRDs") as part of an exchange of its then current debt. These VRDs include: Collateralized VRDs in the aggregate principal amount of $150,352; Directors VRDs in the aggregate principal amount of $27,766; Employee Interest-Bearing Notes in the aggregate principal amount of $282,266; Employee Non-Interest Bearing Notes in the aggregate principal amount of $276,866; and the SAS IP VRD in the principal amount of $279,657. In connection with a Subordination and Deferral Agreement, the holders of the VRDs hold warrants to purchase 15,302 shares of Common Stock at a purchase price of $1.50 per share. Of these warrants, 603 are held by current and former officers and directors of the Company.

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

      The collateralized VRDs originated out of two loan transactions in 1989. The holders of the Collateralized VRDs have the right to convert unpaid interest into Common Stock at the rate of $15.00 per share. Holders of the Collateralized VRDs have received warrants to purchase 26,000 shares of Common Stock at $15.00 per share. 4,500 of these warrants expired in 1998. In addition, the Company paid off $22,344 of these loans in 1998 in connection with a waiver of certain rights contained in the VRD's. Certain current and former officers and directors of the Company hold an aggregate of $77,081 of the Collateralized VRDs and have warrants to purchase 11,000 shares of Common Stock.

      The Employee Interest-Bearing Notes and Employee Non-Interest Bearing Notes originated from wage deferrals by the Company's employees from 1988 through 1991. Current and former officers of the Company held $123,377 and $121,016 of the Employee Interest-Bearing Notes and Employee Non-Interest Bearing Notes, respectively. In November 1996, at a regularly scheduled meeting of the Company's Board of Directors, the Board authorized a three-year repayment schedule on the Employee Interest-Bearing Notes. Over a three year period beginning in 1997, up to one-third of an employees' interest-bearing debt is repaid annually, if the employee converts an equal or greater amount of his/her non-interest bearing debt into Common Stock at the conversion rate of $2.50 per share. In 1996 two of the Company's then current officers holding $83,918 of employee interest-bearing debt elected this repayment and conversion option. The third and final repayment installment is expected to be completed on or about March 31, 1999.

     The Directors VRDs originated out of a loan transaction in 1988 with the Company's then current directors. The holders of the Directors VRDs have the right to convert the principal and unpaid interest accrued thereon into Common Stock at the then current market price or the price paid by any third party. In 1998, the Company paid off $7,767 of these loans in connection with a waiver of certain rights contained in the VRDs. No current officers, directors or major stockholders of the Company hold any Directors VRDs.

     The SAS IP VRD originated out of a loan transaction in 1991. In connection with the original loan, and after the effect of certain anti-dilution provisions, the holder of the SAS IP VRD held (i) an option to purchase 90,230 shares of Common Stock for $294,578, and (ii) warrants to purchase 161,204 shares of Common Stock at the rate of $5.68 per share. In September 1996 the SAS IP VRD was repaid out of proceeds from the Company's initial public offering. Both the above option and warrants expired in September of 1998.

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


The following table includes major stockholders, current and former directors and officers of the Company who served in these capacities during 1998 and participated in the foregoing transactions as follows:


                                    Debt ($)
                                    --------

                                                           Employee
                                                Employee     Non-
                    Collateralized              Interest    Interest
                        VRD's                   Bearing     Bearing       1996
                                                 Notes       Notes        Bridge

Thomas J. Lucas         --              --        --          --         25,000

Turhan F. Rahman        --                      11,605        11,383       --

Pradeep Sinha          2,001            --      16,367        16,054       --

Totals                 2,001                    27,972        27,437     25,000



                         Equity (Shares of Common Stock)


Steven B. Liefschultz      50,000   PPM November 11, 1997
Bernard J. Reeck           50,000   PPM November 11, 1997


     Minnesota Technology, Inc. ("MTI"), had the right under an agreement with the Company to purchase its pro-rata share of certain types of securities issued by the Company, including Shares, at the same price and on the same terms as others participating in the offering. The Company notified MTI of the initial public offering and MTI waived those rights.

     On December 2, 1997 the Company entered into a lease agreement (the "Lease") with the Braemar Business Center, LLC regarding the leasing of the Company's office space. Prior to December 31, 1997 Mr. Steven Liefschultz, Chairman of the Company's Board of Directors, had a significant ownership interest in Braemar Center, LLC. Currently, Mr. Liefschultz has no financial interest or ownership in the Braemer Center.

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


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS. See Exhibit index.

(b) REPORTS ON FORM 8-K.

    NONE.

                         Report of Independent Auditors


The Board of Directors
XOX Corporation

We have audited the accompanying balance sheets of XOX Corporation as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XOX Corporation at December 31, 1998 and 1997, and the results of its operations and cash flows for the years then ended, in conformity with generally accepted accounting principles.


                                            /s/ Ernst & Young LLP

Minneapolis, Minnesota
February 26, 1999

                                 XOX CORPORATION

                                 Balance Sheets

                                                                            DECEMBER 31
                                                                        1998            1997
                                                                   --------------------------
ASSETS
Current assets:
   Cash and cash equivalents                                        $1,194,397     $  687,039
   Accounts receivable                                                 172,312        279,888
   Prepaid expenses                                                         --         22,719
                                                                   --------------------------
Total current assets                                                 1,366,709        989,646

Property and equipment:
   Furniture and fixtures                                               58,519         81,691
   Computer equipment                                                   95,348        393,002
                                                                   --------------------------
                                                                       153,867        474,693
   Less accumulated depreciation                                        90,736        363,889
                                                                   --------------------------
                                                                        63,131        110,804

License agreements, net of amortization of $115,000 in 1998 and
   $62,292 in 1997                                                          --         52,708

Investment in joint venture                                                 --         80,532






                                                                   --------------------------
Total assets                                                        $1,429,840     $1,233,690
                                                                   ==========================

                                                                       DECEMBER 31
                                                                  1998              1997
                                                             -------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                           $     64,212      $    184,005
   Accrued payroll expenses                                         35,456           105,580
   Other accrued expenses                                           82,143            12,862
                                                             -------------------------------
Total current liabilities                                          181,811           302,447
Deferred revenues                                                  221,818           118,465

Long-term liabilities:
   Long-term debt--related parties                                 496,249           632,005
   Accrued payroll taxes                                            17,701            25,783
   Other accrued liabilities                                            --            78,771

Stockholders' equity:
   Undesignated shares - 10,000,000 -
   Common Stock, $.025 par value:
     Authorized shares - 20,000,000--1998 and
       10,000,000--1997
     Issued and outstanding shares - 3,072,901--1998
       and 3,051,931--1997                                          76,821            76,298
   Additional paid-in capital                                   12,735,470        12,677,471
   Accumulated deficit                                         (12,300,030)      (12,677,550)
                                                             -------------------------------
Total stockholders' equity                                         512,261            76,219
                                                             -------------------------------
Total liabilities and stockholders' equity                    $  1,429,840      $  1,233,690
                                                             ===============================

SEE ACCOMPANYING NOTES.

                                 XOX CORPORATION

                            Statements of Operations

                                                             YEAR ENDED DECEMBER 31
                                                            1998              1997
                                                        -----------------------------
Net revenues:
   Customer support and consulting                       $ 1,129,153      $   543,683
   License and product sales                               1,014,400          360,791
   Royalties                                                  97,836            9,561
                                                        -----------------------------
                                                           2,241,389          914,035
Operating expenses:
   Research and development                                  823,473        1,346,675
   Selling, general and administrative                       951,380        2,111,388
                                                        -----------------------------
                                                           1,774,853        3,458,063
                                                        -----------------------------
Net income (loss) from operations                            466,536       (2,544,028)

Equity in earnings (loss) of joint venture                   (80,532)          39,512
Other income                                                  36,950           79,146
Interest expense                                             (35,434)         (45,471)
                                                        -----------------------------
Income (loss) before income taxes                            387,520       (2,470,841)
Income tax expense                                            10,000               --
                                                        -----------------------------
Net income (loss)                                        $   377,520      $(2,470,841)
                                                        =============================

Basic and diluted net income (loss) per common share     $       .12      $      (.83)

Weighted average shares outstanding                        3,067,661        2,960,053

SEE ACCOMPANYING NOTES.

                                 XOX CORPORATION
                        Statement of Stockholders' Equity

                                                                PREFERRED STOCK               COMMON STOCK              ADDITIONAL
                                                         ------------------------------------------------------           PAID-IN
                                                             SHARES        AMOUNT          SHARES         AMOUNT          CAPITAL
                                                         --------------------------------------------------------------------------

Balance December 31, 1995                                   160,000    $      4,000       1,243,884    $     31,097    $  5,439,528
   Conversion of convertible debentures and accrued
     interest into Common Stock                                  --              --         564,086          14,102       1,678,156
   Fair value of warrant issued in connection with
     bridge loans                                                --              --              --              --           5,000
   Initial public offering of Common Stock, net of
     expenses                                                    --              --         870,000          21,750       4,975,555
   Conversion of Preferred Stock into Common Stock         (160,000)         (4,000)        160,000           4,000              --
   Exercise of stock options                                     --              --          85,225           2,131         150,024
   Shares surrendered for exercise of stock options              --              --         (16,523)           (413)       (106,987)
   Sale of Common Stock                                          --              --          15,000             375          67,125
   Conversion of long-term debt and accrued interest
     into Common Stock                                           --              --           8,729             218          27,741
   Net loss                                                      --              --              --              --              --
                                                         --------------------------------------------------------------------------
Balance at December 31, 1996                                     --              --       2,930,401          73,260      12,236,142
   Conversion of long-term debt and accrued interest
     into Common Stock                                           --              --          20,330             508          50,317
   Exercise of stock warrants                                    --              --           1,200              30           1,770
   Fair value of stock options granted for services              --              --              --              --         241,742
   Sale of Common Stock                                          --              --         100,000           2,500         147,500
   Net loss                                                      --              --              --              --              --
                                                         --------------------------------------------------------------------------
Balance at December 31, 1997                                     --              --       3,051,931          76,298      12,677,471
   Conversion of long-term debt and accrued interest
     into Common Stock                                           --              --          20,970             523          51,901
   Fair value of stock options granted for services              --              --              --              --           6,098
   Net income                                                    --              --              --              --              --
                                                         --------------------------------------------------------------------------
Balance at December 31, 1998                                     --    $         --       3,072,901    $     76,821    $ 12,735,470
                                                         ==========================================================================

SEE ACCOMPANYING NOTES.

                       [WIDE TABLE CONTINUED FROM ABOVE]

                                                                            TOTAL
                                                        ACCUMULATED     STOCKHOLDERS'
                                                          DEFICIT          EQUITY
                                                     ------------------------------
Balance December 31, 1995                              $ (8,539,309)   $ (3,064,684)
   Conversion of convertible debentures and accrued
     interest into Common Stock                                  --       1,692,258
   Fair value of warrant issued in connection with
     bridge loans                                                --           5,000
   Initial public offering of Common Stock, net of
     expenses                                                    --       4,997,305
   Conversion of Preferred Stock into Common Stock               --              --
   Exercise of stock options                                     --         152,155
   Shares surrendered for exercise of stock options              --        (107,400)
   Sale of Common Stock                                          --          67,500
   Conversion of long-term debt and accrued interest
     into Common Stock                                           --          27,959
   Net loss                                              (1,667,400)     (1,667,400)
                                                     ------------------------------
Balance at December 31, 1996                            (10,206,709)      2,102,693
   Conversion of long-term debt and accrued interest
     into Common Stock                                           --          50,825
   Exercise of stock warrants                                    --           1,800
   Fair value of stock options granted for services              --         241,742
   Sale of Common Stock                                          --         150,000
   Net loss                                              (2,470,841)     (2,470,841)
                                                     ------------------------------
Balance at December 31, 1997                            (12,677,550)         76,219
   Conversion of long-term debt and accrued interest
     into Common Stock                                           --          52,424
   Fair value of stock options granted for services              --           6,098
   Net income                                               377,520         377,520
                                                     ------------------------------
Balance at December 31, 1998                           $(12,300,030)   $    512,261
                                                     ==============================

                                 XOX CORPORATION

                            Statements of Cash Flows

                                                               YEAR ENDED DECEMBER 31
                                                               1998              1997
                                                           -----------------------------
OPERATING ACTIVITIES
Net income (loss)                                           $   377,520      $(2,470,841)
Adjustments to reconcile net income (loss) to net cash
   provided by (used in) operating activities:
     Depreciation                                                45,348           18,699
     Amortization                                                52,708           57,500
     Loss on disposal of property and equipment                   2,325           74,466
     Write-off (equity earnings) of joint venture                80,532          (39,512)
     Fair value of options granted for service                    6,098          241,742
     Write-off of note receivable due to impairment                  --          161,000
     Changes in other operating assets and liabilities:
       Accounts receivable                                      107,576          (85,912)
       Prepaid expenses                                          22,719           68,238
       Accounts payable                                        (119,793)         (25,390)
       Accrued liabilities                                      (87,696)          32,854
       Deferred revenue                                         103,353           52,798
                                                           -----------------------------
Net cash provided by (used in) operating activities             590,690       (1,914,358)

INVESTING ACTIVITIES
Purchase of property and equipment                                   --          (70,333)
Advances under note receivable                                       --         (149,000)
                                                           -----------------------------
Net cash used in investing activities                                --         (219,333)

FINANCING ACTIVITIES
Net proceeds from issuance of Common Stock                           --          151,800
Payments on notes payable                                       (83,332)         (51,621)
                                                           -----------------------------
Net cash (used in) provided by financing activities             (83,332)         100,179
                                                           -----------------------------

Net increase (decrease) in cash and cash equivalents            507,358       (2,033,512)
Cash and cash equivalents at beginning of year                  687,039        2,720,551
                                                           -----------------------------
Cash and cash equivalents at end of year                    $ 1,194,397      $   687,039
                                                           =============================

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES
Conversion of accrued interest and long-term debt into
  Common Stock                                              $    52,424      $    50,825

SEE ACCOMPANYING NOTES.

                                 XOX CORPORATION

                          Notes to Financial Statements

                                December 31, 1998


1. BUSINESS ACTIVITY

XOX Corporation ("the Company") designs, develops and markets proprietary software for creating virtual mock-ups or models within the computer that captures the complete geometry of objects or spatial areas of interest. The Company was incorporated in 1985.

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

REVENUE RECOGNITION

Revenues from software sales are recognized upon delivery of the software in instances where the Company has evidence of a contract, the fee is fixed and determinable and collection is probable. Revenues earned from customer support (i.e., long-term maintenance contracts) are recognized over the life of the contract on a straight-line method. Consulting revenues are recognized as worked is performed.

The Company also earns royalty fees from the incorporation of its products into other vendors' software. Such revenue is recognized upon delivery of the end product.

                                 XOX CORPORATION

                          Notes to Financial Statements

                                December 31, 1998


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

INVESTMENT IN JOINT VENTURE

In December 1996, the Company formed a joint venture with another entity from India, which was subsequently dissolved in 1998. The Company was a 47.5% shareholder in the joint venture and accounted for its investment under the equity method of accounting.

EARNINGS PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding. Diluted earnings per share is not presented as the effect of outstanding options and warrants is antidilutive.

                                 XOX CORPORATION

                          Notes to Financial Statements

                                December 31, 1998


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK-BASED COMPENSATION

The Company follows the disclosure only provisions of Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, and applies Accounting Principles Board Opinion No. 25 (APB 25) and related interpretations in accounting for its plans. Under APB 25, when the exercise price of employee stock options equals the market price of the underlying stock on the date of grant, no compensation is recognized.

RECLASSIFICATION

Certain prior year items have been reclassified to conform with the 1998 presentation.

3. LONG-TERM DEBT

Maturities of the long-term debt to related parties totaling $496,249 and $632,005 at December 31, 1998 and 1997, respectively, are dependent upon the profitability of the Company in the future. Due to the uncertainty surrounding the maturities of the long-term debt, it is not possible to determine its fair market value. The various components of the debt are as follows:

   * As of December 31, 1998 and 1997, promissory notes issued to various directors, officers, stockholders and employees of the Company had outstanding principal balances of $128,007 and $150,351, respectively. The promissory notes bear interest at the prime rate plus 2% (9.75% at December 31, 1998 and 10.50% at December 31, 1997). Interest is payable on a quarterly basis. The notes have a variable repayment plan which is dependent upon the Company attaining after-tax profits.

      Also, certain of the noteholders are able to convert the unpaid principal balance into Common Stock at a conversion rate of $15.00. In addition, the noteholders have warrants to purchase a total of 21,500 shares of Common Stock at $15.00 per share. The notes issued to certain of the noteholders are secured by an interest in the Company's technology.

                                 XOX CORPORATION

                          Notes to Financial Statements

                                December 31, 1998


3. LONG-TERM DEBT (CONTINUED)

   * As of December 31, 1998 and 1997, promissory notes issued to certain directors of the Company had outstanding principal balances of $20,000 and $27,767, respectively. The promissory notes bear interest at the prime rate plus 2% (9.75% at December 31, 1998 and 10.50% at December 31, 1997). Interest is payable on a quarterly basis. The notes have a variable repayment plan, which is dependent upon the Company attaining after-tax profits.

      The holders of these notes can convert either principal or interest to Common Stock at any time. The conversion price shall be the lower of (a) the lowest prevailing market price, or (b) the price per share paid by any third party (other than on the exercise of stock options). These notes are secured by an interest in the Company's technology.

   * As of December 31, 1998 and 1997, promissory notes issued to the Company's employees for accrued wage concessions plus accrued interest, had outstanding principal balances totaling $348,242 and $453,887, respectively. Certain of these notes, totaling $176,024 and $229,245 at December 31, 1998 and 1997, respectively, bear interest at the prime rate plus 2% (9.75% at December 31, 1998 and 10.50% at December 31, 1997).
      Interest is payable quarterly. The remaining employee promissory notes, totaling $172,218 and $224,642 at December 31, 1998 and 1997,
      respectively, bear no interest. These notes have a conversion feature allowing the holder to convert the unpaid principal balance into Common Stock at a conversion rate of $2.50 per share. The interest bearing notes have a variable repayment plan, which is dependent upon the Company attaining after-tax profits. The noninterest bearing notes shall be paid in eight equal quarterly installments beginning ninety days after the variable repayment debt has been repaid.

      In January 1998 and 1997 the Company converted one-third of its interest bearing promissory notes into Common Stock at a rate of $2.50 per share. The Company also repaid one-third of its non-interest bearing promissory notes. The Company intends to convert and repay the remaining balances of the notes in 1999. Interest paid in 1998 and 1997 on these notes was $26,062 and $45,471, respectively.

                                 XOX CORPORATION

                          Notes to Financial Statements

                                December 31, 1998

3. LONG-TERM DEBT (CONTINUED)

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

4. STOCKHOLDERS' EQUITY

COMMON STOCK

The following table summarizes the number of shares of Common Stock to be issued upon conversion of convertible debt outstanding as of December 31, 1998:

                                                                NUMBER OF       CONVERSION
DESCRIPTIONS                                                     SHARES            PRICE
------------------------------------------------------------   ---------------------------
Common Stock issuable upon conversion of promissory
  notes to various directors, officers, shareholders and
  employees                                                        5,133          $15.00

Common Stock issuable upon conversion of promissory
  notes to employees                                              89,857            2.50

Common Stock issuable upon conversion of promissory
  notes to directors                                              17,799            1.00(1)
                                                                 -------
                                                                 112,789
                                                                 =======

(1)--The conversion price is to be the lower of (a) the lowest prevailing market price or (b) the price per share paid by any third party (other than on the exercise of stock options). A conversion price of $1.00 was used which was the closing price of the Company's stock on December 31, 1998. All parties have the right to convert any unpaid principal or accrued interest at any time prior to payment.

                                 XOX CORPORATION

                          Notes to Financial Statements

                                December 31, 1998


5. STOCK-BASED COMPENSATION

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

Option activity is summarized as follows:

                                                                                  WEIGHTED
                                                     SHARES                       AVERAGE
                                                   AVAILABLE       OPTIONS     EXERCISE PRICE
                                                   FOR GRANT     OUTSTANDING     PER SHARE
                                                   ------------------------------------------
Balance at December 31, 1996                        463,000        690,076         $ 4.57
  Shares reserved under the 1996 Omnibus Plan       500,000             --             --
  Options granted                                  (506,500)       506,500           3.20
  Options canceled                                  292,871       (292,871)          3.31
                                                   --------------------------
Balance at December 31, 1997                        749,371        903,705           3.92
  Options granted                                  (193,917)       193,917           1.60
  Options canceled                                  317,285       (317,285)          3.36
                                                   --------------------------
Balance at December 31, 1998                        872,739        780,337         $ 3.23
                                                   ==========================

Outside the Plans, the Company has 107,640 options outstanding to purchase shares of Common Stock with a weighted average exercise price of $2.64 per share.

                                 XOX CORPORATION

                          Notes to Financial Statements

                                December 31, 1998


5. STOCK-BASED COMPENSATION (CONTINUED)

The following table summarizes information about Plan options outstanding at December 31, 1998:

                                      OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                        ------------------------------------------------ -------------------------------
                                           WEIGHTED
                             NUMBER         AVERAGE                           NUMBER
                         OUTSTANDING AT    REMAINING       WEIGHTED       EXERCISABLE AT     WEIGHTED
     RANGE OF             DECEMBER 31,    CONTRACTUAL      AVERAGE         DECEMBER 31,      AVERAGE
  EXERCISE PRICES             1998           LIFE       EXERCISE PRICE         1998       EXERCISE PRICE
----------------------- ------------------------------------------------ -------------------------------
  $ 1.50 to $2.50             436,000       8 years        $  1.89             285,634       $  1.91
     3.00 to 4.50             220,492       6 years           3.25             202,692          3.16
     4.75 to 6.50              85,800       7 years           4.75              56,600          4.75
       15.00                   38,045       3 years          15.00              38,045         15.00
                        -----------------                                -----------------
                              780,337                                          582,971
                        =================                                =================

The number of options exercisable as of December 31, 1998, 1997 and 1996 were 582,971, 363,390 and 327,846, respectively at weighted average exercise prices of $3.23, $5.23 and $4.50 per share, respectively.

The weighted average fair value of options granted during the years ended December 31, 1998 and 1997 was $1.62 and $3.19 per share, respectively.

PRO FORMA DISCLOSURES

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions all years presented: risk-free interest rates in 1998 and 1997 of 5.50% and 6.31%, respectively; no dividend yield; volatility factor of the expected market price of the Company's common stock in 1998 and 1997 of 1.01 and 1.28, respectively; and a weighted-average expected life of the option of 8.5 years.

                                 XOX CORPORATION

                          Notes to Financial Statements

                                December 31, 1998


5. STOCK-BASED COMPENSATION (CONTINUED)

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                          1998          1997
                                                       -------------------------

   Pro forma net loss                                  $(270,352)   $(3,004,311)
   Pro forma basic and diluted net loss per common
    share                                                  $(.09)        $(1.01)

WARRANTS

The Company has also issued warrants in connection with debt and equity offerings to purchase shares of Common Stock which are currently exercisable. Warrant activity is summarized as follows:

                                   WARRANTS
                                 OUTSTANDING
                                      AND               PRICE         EXPIRATION
                                  EXERCISABLE         PER SHARE          DATE
                                 -----------------------------------------------

Balance at December 31, 1996       1,488,748      $1.50 - $15.00     1997 - 2000
  Warrants exercised                  (1,200)          1.50               -
  Warrants canceled                  (31,334)         15.00               -
                                 -------------
Balance at December 31, 1997       1,456,214       3.00 - 15.00      1998 - 2001
  Warrants canceled                 (316,504)      5.68 - 15.00           -
                                 -------------
Balance at December 31, 1998       1,139,710      $1.50 - $15.00     1999 - 2001
                                 ============

                                 XOX CORPORATION

                          Notes to Financial Statements

                                December 31, 1998


6. INCOME TAXES

At December 31, 1998, the Company had net operating loss carryforwards of approximately $9,825,000 plus research and development tax credit carryforwards of approximately $219,000. The net operating loss carryforwards are available to offset future taxable income through 2012 and are subject to the limitations under Section 382 of the Internal Revenue Code due to changes in the equity ownership of the Company. All tax expense in 1998 consists of federal and state alternative minimum tax.

Components of deferred tax assets are as follows:

                                                   1998              1997
                                               -----------------------------
Deferred tax assets:
  Net operating loss carryforwards             $ 3,930,000       $ 4,252,000
  Research and development credits                 219,000           157,000
  Other accruals                                   110,000           102,000
                                               -----------------------------
                                                 4,259,000         4,511,000
Less valuation allowance                        (4,259,000)       (4,511,000)
                                               -----------------------------
Net deferred tax assets                        $        --       $        --
                                               =============================

Reconciliation of the statutory federal income tax to the Company's tax attributable to continuing operations is as follows:

                                                  1998              1997
                                               -----------------------------

Tax at statutory rate                          $  131,778        $        --
State income taxes                                 23,255                 --
Alternative minimum tax                            10,000                 --
Impact of net operating loss carryforward        (155,033)                --
                                               -----------------------------
Income tax expense                             $   10,000        $        --
                                               =============================

                                 XOX CORPORATION

                          Notes to Financial Statements

                                December 31, 1998


7. LEASES

The Company had an operating lease agreement for certain premises within a building that was canceled in October 1997. The Company moved to a new location during November 1997 and entered into a new building lease agreement that has a term extending through December 2000. The lease requires annual base rent of approximately $29,680 plus a sharing of expenses. Management fees that are paid to the business center owners will be reimbursed by a pro-rata amount for one board member who is also an owner. The Company has also leases other equipment operating leases which expire in future years.

Future minimum lease commitments for all operating leases with initial or remaining terms of one year or more are as follows:

   Year ending December 31:
     1999                                                       $40,104
     2000                                                        35,965
     2001                                                           220
                                                                -------
   Total                                                        $76,289
                                                                =======

Rent expense on operating leases for the years ended December 31, 1998 and 1997 was $43,740 and $67,135, respectively.

8. EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with members of its senior management. The agreements include provisions for compensation and benefits. The agreements continue through 1999. The employment agreements also contain non-compete clauses that prohibit the employee from being employed by a competitor of the Company. The non-compete clause is in effect for the longer of three years from the signing of the employment agreement or one-year after termination.

9. SIGNIFICANT CUSTOMERS

The Company has a domestic customer that represents 63% and 19% of net revenues for the years ended December 31, 1998 and 1997, respectively. In addition, the Company has foreign sales to one customer which represents 21% and 28% of net revenues for the years ended December 31, 1998 and 1997, respectively.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 31, 1999                      XOX Corporation

                                         By /s/ Steven B. Mercil
                                            Interim Chief Financial Officer



     In accordance with the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 31, 1999.

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


SIGNATURE                         POSITION
---------                         --------

/s/  Steven B. Mercil
Steven B. Mercil                  Director, Interim Chief Financial Officer
                                  (Principal Executive Officer)

/s/  Steven B. Liefschultz
Steve Liefschultz.                Chairman of the Board

/s/ Thomas J. Lucas
Thomas J. Lucas                   Director

/s/  Bernard J. Reeck
Bernard J. Reeck                  Director

/s/ Paul Johnson
Paul Johnson                      Director

/s/ Peter Dahl
Peter Dahl                        Director

/s/ Craig Gagnon
Craig Gagnon                      Director

XOX CORPORATION

                                EXHIBIT INDEX TO
                FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1998

Item No.             Title of Document                                                         Method of Filing
--------             -----------------                                                         ----------------
 3.1   Amended and Restated Certificate of Incorporation of small business issuer .............        *

 3.2   Amended and Restated Bylaws of small business issuer....................................        *

 4.1   Specimen of Unit Certificate............................................................        *

 4.2   Form of Warrant Agreement...............................................................        *

 4.3   Form of 1996 Promissory Note and Common Stock Purchase Warrant..........................        *

 4.4   Security Agreement, $100,000 Promissory Note and Common Stock Purchase
       Warrant between Unitechnic and the Company dated March 8, 1996 .........................        *

 4.5   Form of 1994 Bridge Loan Promissory Note and Security Agreement.........................        *

 4.6   Form of 1993 Convertible Variable Repayment Debenture...................................        *

 4.7   Form of Director's Variable Repayment Debenture.........................................        *

 4.8   Form of 1993 Employee Debt-Related Promissory Note......................................        *

 4.9   Form of 1993 Secured Collateralized Variable Repayment Debenture .......................        *

 4.10  Form of 1993 Unsecured Collateralized Variable Repayment Debenture .....................        *

 4.11  Form of 1993 Employee Debt-Related Variable Repayment Debenture.........................        *

 4.12  $297,656.30 Variable Repayment Debenture dated February 1993,
       between Swanson Analysis Systems, Inc., as Payee, and the Company, as Payor ............        *

 4.13  Form of 1993 Debt Exchange Subscription Agreement and Letter of Investment Intent ......        *

 5.1   Opinion of Doherty, Rumble & Butler Professional Association ...........................        *

10.1#  License Agreement between ANSYS, Inc. (formerly Swanson
       Analysis Systems, Inc.) and the Company dated February 9, 1993 .........................        *

10.2   Joint Venture Agreement between IIS Infotech Ltd., the Company
       and Dr. Indranil Chakravarty dated December 20, 1995 ...................................        *

10.3#  Software License Agreement between Landmark Graphics, Inc. and
       the Company dated January 1, 1995 ......................................................        *

10.4#  Software License Agreement between Schlumberger Corporation and the Company dated
       October 14, 1994 .......................................................................        *

10.5#  Software License Agreement between CogniSeis Development, Inc. and the Company dated
       July 10, 1995 ..........................................................................        *

10.6   Sublease Agreement between the Company and St. Paul Software,
       Inc. dated July 25, 1995................................................................        *

10.7   Employment Agreement between the Company and Lawrence W.
       McGraw dated December 20, 1994 .........................................................        *

10.8   Employment Agreement between the Company and Dr. Pradeep
       Sinha dated December 20, 1994 ..........................................................        *

10.9   Employment Agreement between the Company and Dr. T.K.
       Srikanth dated December 20, 1994 .......................................................        *

10.10  Employment Agreement between the Company and Dr. Indranil
       Chakravarty dated September 15, 1995....................................................        *

10.11  Employment Agreement between the Company and Turhan Rahman dated December 20, 1994 .....        *

10.12  XOX Corporation 1996 Omnibus Stock Plan.................................................        *

10.13  XOX Corporation 1987 Incentive Stock Option Plan and

       Agreement...............................................................................        *

10.14  XOX Corporation 1987 Non-Qualified Stock Option Plan and Agreement .....................        *

10.15# Software License Agreement between CADKEY, Inc. and the Company dated
       September 27, 1990 .....................................................................        *

10.16# Software License Agreement between Schlumberger/Geco-Prakl
       and the Company dated November 30, 1993 ................................................        *

10.17# Software License Agreement between Shell Oil and the Company
       dated October 7, 1994 ..................................................................        *

10.18# Confidential Disclosure Agreement between Fairfield Imaging-
       VoluMetrix and the Company dated October 17, 1995 ......................................        *

10.19# Distribution License Agreement among the Company, TechSoft
       GmbH and SAPEX dated April 18, 1995 ....................................................        *

10.20# Marketing and Support Agreement between TechSoft GmbH and
       the Company dated October 1, 1994 ......................................................        *

10.21# Development and License Agreement between Visual Software,
       Inc. and the Company dated November 28, 1995 ...........................................        *

10.22# International Distribution Agreement between Unitechnic SA and
       the Company dated June 1, 1996 .........................................................        *

10.23  $100,000 Secured Promissory Note, Guaranty and Security
       Agreement among Robert S. Mars, Jr., as Guarantor, and First
       Bank National Association, as Bank, and the Company, as
       Borrower, dated July 10, 1996 ..........................................................        *

10.24# Software License Agreement between Evans and Sutherland
       Corporation and the Company dated January 9, 1996 ......................................        *

10.25  Source Code Licensing Agreement between VoluMetrix and the
       Company dated October 31, 1996..........................................................        *

10.26  Software, known as "MACADAMIA", purchase agreement between
       Jacques E. Gavois and the Company dated December 1, 1996................................        *

10.27  Employment Agreement between Jacques E. Gavois and the
       Company dated December 1, 1996 .........................................................        *

10.28# Reciprocal Joint Development and Marketing Agreement between
       IMETRIX Ltd. and the Company dated October 31, 1996 ....................................        *

10.29# Letter of understanding regarding a Convertible Bridge Loan
       Agreement between the Company and IMETRIX Ltd. dated
       February 26, 1997 ......................................................................        *

10.30# SURFER Software License Agreement between Shell Oil
       Company and the Company dated October 3, 1996...........................................        *

10.31# XOX Corporation and Shell International Exploration and
       Production B.V. Consultancy Agreement dated 12/19/97.....................................       **


10.32# XOX Corporation and Geoquest agreements dated 7/24/98 ...................................       ***

23.1   Consent of Ernst & Young LLP.............................................................       Filed herewith
                                                                                                       electronically

24.1  Power of Attorney........................................................................        Included in signature
                                                                                                       page of this Form 10-KSB

27.7  Financial Data Schedule for Year Ended December 31, 1998.................................        Filed herewith
                                                                                                       electronically.



* Incorporated by reference to the companies registration statement on form SB2, SEC file number 333-05112-C.

** Incorporated herein by reference to the companies filing of form 10K for year ended December 31, 1997.

*** Incorporated herein by reference to the companies filing of form 10Q for quarter ending June 30, 1998 as exhibits 10.31#.

# Confidential Treatment Requested pursuant to the Securities Exchange Act of 1934, as amended, Rule 24b-2; confidential portions of the exhibits have been deleted and filed separately with the Securities and Exchange Commission.