Form 10KSB/A
period 1998-12-31
XOX CORP
filed 1999-04-28
CIK 798122

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-KSB\A


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

     The Board currently has four Committees - an Executive Committee, an Audit Committee, a Compliance Committee and a Compensation Committee. The recently created Executive Committee takes an active role in the operation and strategic direction of the Company. It is authorized and directed to take any and all necessary and appropriate action of the Company including, but not limited to, forming and appointing members to an advisory committee, determining the compensation of any such advisory committee, conducting executive searches, filling employment positions with the Company, hiring organizational consultants, conducting directorial searches and recommending candidates to the Board, and negotiating contracts with existing and potential customers of the

Company. The Executive Committee is composed of Messrs. Lucas, Mercil, Reeck, Liefschultz, Sinha and Gagnon. The Audit Committee reviews the results and scope of the audit and other services provided by the Company's independent auditors, as well as the Company's accounting principles and its system of internal controls, and reports the results of its review to the Board. The Audit Committee is composed of Messrs. Lucas, Dahl, Mercil and Gagnon. The Compliance Committee is composed of Messrs. Lucas, Mercil and Gagnon. The Compensation Committee makes recommendations concerning executive compensation and incentive compensation for employees of the Company, subject to ratification by the Board. Currently the Executive Committee members serve as the Compensation Committee. Currently, the entire Board of Directors proposes a nominee for each elective Board position then vacant or to become vacant.


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

On July 28, 1998, Mr. Mercil and Mr. Lucas were granted options to correct errors related to prior service on the Board of the Company. On April 12, 1999 Mr. Mercil filed a Form 5 relating to the grant of his options, and on April 13, 1999 Mr. Lucas filed a Form 5 relating to the grant of his options.

Mr. Peter Dahl filed a Form 5 on February 12, 1999 to report a grant of stock options. Mr. Dahl owned no shares of the Company's common stock on the date of becoming a director of the Company.

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

Dated:  April 28, 1999                      XOX Corporation

                                         By /s/ Steven B. Mercil
                                            Interim Chief Financial Officer



     In accordance with the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated on April 28, 1999.

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


10.32# XOX Corporation and Geoquest agreements dated 7/24/98 ...................................       ***

23.1   Consent of Ernst & Young LLP.............................................................       Filed herewith
                                                                                                       electronically

24.1  Power of Attorney........................................................................        Included in signature
                                                                                                       page of this Form 10-KSB


27.1  Financial Data Schedule for Year Ended December 31, 1998.................................        Previously Filed





* Incorporated by reference to the Company's registration statement on form SB2, SEC file number 333-05112-C.

** Incorporated herein by reference to the Company's filing of form 10K for year ended December 31, 1997.

*** Incorporated herein by reference to the Company's filing of form 10Q for quarter ending June 30, 1998 as exhibits 10.31#.

# Confidential Treatment Requested pursuant to the Securities Exchange Act of 1934, as amended, Rule 24b-2; confidential portions of the exhibit have been deleted and filed separately with the Securities and Exchange Commission.