Form 10QSB
period 1999-03-31
XOX CORP
filed 1999-05-17
CIK 798122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 1999


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

Common Stock, $.025 Par Value - 3,072,901 shares outstanding as of May 1, 1999.

Transitional Small Business Disclosure Format (check one):  Yes ___  No _X_

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements


XOX CORPORATION                                               March 31,         December 31,
Balance Sheets                                                  1999               1998
U.S. Dollars                                                  Unaudited          Unaudited
                                                            --------------     --------------
Current Assets:
  Cash and cash equivalents                                 $    1,368,967     $    1,194,397
  Accounts receivable                                               82,187            172,312
  Prepaid expenses                                                  83,246                  0
  Other                                                              3,775                  0
Total current assets                                             1,538,175          1,366,709
                                                            ==============     ==============

Property and equipment
  Furniture and fixtures                                            74,191             58,519
  Computer equipment                                               393,002             95,348
                                                                   467,193            153,867
                                                            --------------     --------------

  Less accumulated depreciation                                    410,000             90,736
    Net property and equipment                                      57,193             63,131
                                                            --------------     --------------

License agreements, net of amortization of $115,000
  and $115,000 at March 31, 1999 and December 31,                        0                  0
  1998, respectively

Investment in joint venture                                              0                  0

Total assets                                                     1,595,368          1,429,840
                                                            ==============     ==============

Current liabilities
  Accounts payable                                                  48,771             64,212
  Accrued payroll expenses                                          36,760             35,456
  Accrued expenses                                                  17,790             82,143

Total current liabilities                                          103,321            181,811
                                                            ==============     ==============

Deferred revenue                                                   315,223            221,818

Long-term liabilities
  Long-term debt related parties                                   496,249            496,249
  Accrued payroll taxes                                             17,701             17,701
  Other accrued liabilities                                              0                  0
Total long-term liabilities                                        513,951            513,950
                                                            --------------     --------------

Stockholders equity:
  Common stock                                                      76,821             76,821
  Additional paid-in capital                                    12,735,470         12,735,470
  Accumulated deficit                                       (12,149,417.93)    (12,300,030.00)
Total stockholders equity                                          662,873            512,261
                                                            --------------     --------------

Total liabilities and stockholders equity                   $    1,595,368     $    1,429,840
                                                            ==============     ==============

See note to Financial Statements

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

                                                          For the Three Months Ended
XOX CORPORATION                                                   March 31,
Statement of Cash Flows                                      1999            1998
U.S. Dollars                                              Unaudited        Unaudited
                                                         ------------     ------------
OPERATING ACTIVITIES
  Net loss                                                    150,612         (102,352)
  Adjustments to reconcile net loss to net cash
    used in operating activities
    Depreciation                                                5,938           15,116
    Amortization                                                    0            9,583
    Share of joint venture net (gain)/loss                          0          (32,249)
    Gain on extinguishment of debt                                  0          (12,974)
    Changes in other operating assets and liabilities
      Accounts receivable                                      90,125            9,512
      Prepaid expenses                                        (87,021)         (12,547)
      Accounts payable                                        (15,441)         (13,904)
      Accrued interest                                          7,790            9,827
      Accrued liabilities                                     (70,838)         (67,434)
      Deferred revenue                                         93,405           16,472
                                                         ------------     ------------
Net cash used in operating activities                         174,570         (180,950)


FINANCING ACTIVITIES
Net proceeds from issuance of common stock                          0                0
Payments on notes payable                                           0          (95,555)
                                                         ------------     ------------
Net cash provided (-used) by financing activities                   0          (95,555)
                                                         ------------     ------------

Net increase (-decrease) in cash and cash equivalents         174,570         (276,905)
Cash and cash equivalents at beginning of period            1,194,397          687,039
                                                         ------------     ------------
Cash and cash equivalents at end of period                  1,368,967          410,134
                                                         ============     ============

See note to Financial Statements

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements

                                                      For the Three Months Ended
XOX CORPORATION                                               March 31,
Statement of Operations                                 1999             1998
U.S. Dollars                                          Unaudited        Unaudited
                                                    ------------     ------------
Net revenues

  Customer support and consulting                   $    183,845     $    324,989
  Product revenues                                             0                0
  Royalties                                              375,000            1,700
                                                    ------------     ------------
                                                         558,845          326,689

Operating expenses
  Research and development                               222,296          256,222
  Selling, general and administrative                    189,363          220,292
                                                    ------------     ------------
                                                         411,659          476,514

Loss from operations                                     147,186         (149,825)

Interest income                                           13,236            7,685
Interest expense                                          (7,790)          (9,827)
Miscellanous                                              (2,020)           4,392
Gain on Debt Repayment                                         0           12,974
Share of joint venture net (loss)/gain                         0           32,249
                                                    ------------     ------------

Net income (loss)                                   $    150,612     $   (102,352)
                                                    ============     ============


Net loss per share                                          0.05            (0.03)

Weighted average number of shares                      3,072,901        3,055,426
  outstanding

See note to Financial Statements

                                     Part I

                             FINANCIAL INFORMATION

                    Item 1. Financial Statements (continued)

                                 XOX Corporation

                          Note to Financial Statements

                                 March 31, 1999

Note 1 - Basis of Presentation

The financial statements have been prepared by XOX Corporation, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the financial statements includes normal recurring adjustments and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and accompanying notes included in the Company's annual report to the Securities and Exchange Commission on Form 10-KSB for the fiscal year ended December 31, 1998.

Note 2 - Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                              Three months ended
                                                    March 31
                                              1999              1998
                                          -----------------------------
Net income (loss)                          $  150,612       $ (102,352)
Denominator for earnings
   (loss) per share:
Weighted average shares                     3,072,901        3,058,921
Effect of dilutive securities
  options and warrants                             --               --
                                          -----------------------------
                                            3,072,901        3,058,921
                                          =============================
Basic earnings (loss) per share            $     0.05           ($0.03)
Diluted earnings (loss) per share          $     0.05           ($0.03)

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

RESULTS OF OPERATIONS

FISCAL YEAR 1999 QUARTER ENDING MARCH 31,1999 COMPARED TO QUARTER ENDING MARCH 31, 1998

     Net revenues for the quarter ending March 31, 1999 were $558,845, an increase of approximately 71% from the net revenues of $ 326,689 realized in the quarter ending March 31 1998. The primary reason for the increase in revenues for the quarter ending March 31, 1999 compared to the quarter ending March 31, 1998 is attributed to revenues earned from certain agreements the Company entered into with GeoQuest, a division of Schlumberger Technology Corporation. The Schlumberger agreements were the subject of a press release dated July 23, 1998 and were filed as Exhibit 10.31# to Quarter Ended June 30, 1998 filed on August 13, 1998.

     To increase revenues in 1999, the Board and Management intend to broaden the scope of business opportunities beyond the sales of licenses as well as maintenance and royalties relating to those licenses. The Board has adopted three primary goals for 1999; First, to service and support our major contracts with companies such as GeoQuest and Shell; Second, to wrap up ongoing work relating to product development for customers such as Seismic Micro Technology and Interpretive Imaging; and third, to develop and bring to market the Company's first end user product currently anticipated to be released by fall of 1999.

         In first quarter 1999, operating expenses decreased by 14% from 1998 to $411,659 compared to $476,514. In an effort to maintain and/or increase profitability in 1999, the Company's Board and Management remain very conscious of the ratio of operating expenses to sales. With the release of the Company's new end user product in the fall 1999, increased sales are not anticipated until at least third and/or fourth quarter of 1999. Once achieved, armed with its specific domain knowledge, as well as its own line of products, the Company hopes to attain greater control of its own destiny thereby creating greater opportunities for growth.

         Research and development expenses decreased approximately 13% from the first quarter of 1998 to $222,296 representing approximately 54% of operating expenses as compared to 54% of operating expense in the first quarter of 1998. The shift in strategy and work effort did not result in higher research and development costs in the first quarter of 1999. Instead, the strategy and work effort have become more focused.

         Selling, general and administrative expenses decreased approximately 14% from the first quarter of 1998 to $189,363 and represented approximately 46% of 1999 operating expenses. The Company is working to open a sales office in Houston, Texas during the second quarter of 1999. In part, the Board and Management's new strategy, in addition to the development of the Company's new end user product, is to move its sales effort in closer proximity to its customer base and to provide easily accessible support after the point of sale. To this extent, Mr. Tim Ryan has been hired as Vice President of Sales and is located in Houston, Texas.

         Increased revenues and reductions in operating expenses to improve the ratio of operating expenses to revenues resulted in a net gain of $150,612 for the quarter ending March 31,1999 compared to a net loss of $102,352 for the same period in 1998. As a result the net income per share was $.05 for the quarter ending March 31, 1999 compared to the net loss per share of $.03 for the same period in 1998.

         Interest income in the quarter ending March 31, 1999 of approximately $13,236 resulted from the investment of the surplus cash in money market accounts and short-term commercial paper.

         Debt repayments and conversions in 1998 and in the first quarter of 1999 reduced interest expense to $7,790 from $9,827 for the comparable quarter in 1998. In addition, the Board has indicated a desire to decrease the outstanding long-term debt of the Company and has directed Management to pursue such degree.

         During 1999, the Company believes that operating results could continue to vary substantially from quarter to quarter. At its current stage of operations, the Company's quarterly revenues and results of operations may be materially affected by the timing of the development, introduction and market acceptance of the Company's and its licensees' products.


LIQUIDITY AND CAPITAL RESOURCES

         Cash and cash equivalents were $1,368,967 at March 31, 1999, compared to $1,194,397 at December 31, 1998 and $410,134 at March 31, 1998. The Company's
working capital was $1,434,854 at March 31,1999 compared to working capital of $1,184,898 at December 31, 1998 and working capital of $484,830 at March 31, 1998. This increase in working capital from March 1998 to March 1999 was the result of new contracts and revenues exceeding operating expenses during 1998.

          The Company's Board of Directors, on November 15, 1996, authorized a repayment schedule for the next three years on the interest bearing employee debt. Pursuant to such schedule, over three years beginning in 1997, up to one-third of an employee's interest-bearing debt is expected to be repaid annually, if the employee agreed to convert an equal or greater amount of non-interest bearing debt into Common Stock at the conversion rate of $2.50 per share. Eleven individuals have chose to accept the Board's proposal. The Company is currently investigating the prospect of early repayment of all interest bearing debt.

         The Company currently estimates that it will make capital expenditures in 1998 of approximately $40,000 for computer equipment.

         The Company estimates that its current cash balance and the cash to be generated from customer revenues will be sufficient to fund its operations and capital needs through at least 1999. At its current stage of business development, the Company's quarterly revenues and results of operations may be materially affected by, among other factors, development and introduction of products, time to market, market acceptance, demand for the Company's products, reviews in the press concerning the products of the Company or its competitors and general economic conditions. Many of these factors are not within the control of the Company. As a result, there can be no assurance that the Company will be sufficiently funded beyond 1999.

YEAR 2000

         The Company is aware of the Year 2000 issue. During 1998, the Company performed an internal analysis of its primary software product (SHAPES) assessed the readiness of the Company's other products, its internal computer systems and third party equipment and software for handling such Year 2000 issues. The Company believes that the SHAPES product is currently Year 2000 compliant. The Company, its software engineers and its technical support staff continue to perform extended analysis on vendor supplied modules. While the Company cannot give any assurances that these vendor modules will be Year 2000 compliant, the Company expects to be able to successfully address and implement any necessary changes to ensure Year 2000 compliance.

         The Company has addressed is administrative dependence on software packages. Management has sent correspondence to its outside vendors and third party suppliers to inquire about the Year 2000 readiness of their respective products or services. The Company has received return correspondence from the outside vendors and third party suppliers, and to the extent that such vendors and suppliers can ensure Year 2000 compliance, the Company anticipates the continued use and dependence on such third parties. However, there can be no assurance that these outside vendors and third party suppliers will be able to become Year 2000 compliant, which could have an adverse effect on the Company.

         XOX is committed to being Year 2000 compliant and realizes the impact to its customers if the Company is unable to continue developing, maintaining and supplying SHAPES software. In 1999, the Company continues to develop contingency plans in areas that may be impacted by Year 2000 related computer failure and expects to have these plans in place by year-end.

         To date, the Company has not incurred any significant expenditures associated with becoming Year 2000 compliant. The Company anticipates it may incur up to $20,000 of expenditures in association with becoming Year 2000 compliant. However, as management continues the assessment, the Company may find it necessary to incur additional costs to become Year 2000 complaint. The Company cannot give any assurance that it will in fact be able to be Year 2000 compliant, or that other problems or costs associated with the Year 2000 issue will not arise.



                                     PART II

                                OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities


Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         Effective April 30, 1999, Paul A. Johnson resigned as a member of the XOX Corporation Board of Directors due to his inability to have the time required for travel to board meetings and to contribute accordingly. Mr. Johnson had been the representative of ANSYS, Inc. on the Company's Board of Directors since September of 1998 and he has not been replaced at this time.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  (i) Those exhibits required to be furnished in response to this item other than Exhibit 27, were furnished in connection with the Company's Registration Statement on Form SB2, File No. 333-05112-C, as filed with the Securities and Exchange Commission and as amended, and other reports filed under the Securities Exchange Act of 1934, all of which are incorporated here in by reference.
                  (ii)     Exhibit 27.1 - Financial Data Schedule

         (b)      Reports on Form 8-K

                  (i)      None


In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            XOX Corporation


May 14, 1999
                                            By /s/ Mark O. Senn
                                                   Mark O. Senn
                                                   President and COO