Form 10QSB
period 1999-06-30
XOX CORP
filed 1999-07-22
CIK 798122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 1999


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

Common Stock, $.025 Par Value - 3,072,901 shares outstanding as of July 20,
1999.

Transitional Small Business Disclosure Format (check one):    Yes ___   No  X

PART 1
FINANCIAL INFORMATION

Item 1. Financial Statements

XOX Corporation                                          June 30,       December 31,
Balance Sheets                                             1999             1998
U.S. Dollars                                            Unaudited
                                                       ------------     ------------

Current Assets:
   Cash and cash equivalents                              1,250,052        1,194,397
   Accounts receivable                                 $      7,250     $    172,312
   Prepaid expenses                                          55,497                0
   Other                                                      3,775                0
Total current assets                                      1,316,574        1,366,709

Property and equipment
   Furniture and fixtures                                    58,519           58,519
   Computer equipment                                        95,348           95,348
   Leasehold improvements
                                                            153,867          153,867

   Less accumulated depreciation                            102,612           90,736
                                                       ------------     ------------
       Net property and equipment                            51,255           63,131

License agreements, net of amortization of $115,000
   and $115,00 at June 30,1999 and December 31,                   0                0
   1998, respectively

Investment in joint venture                                       0                0
                                                       ------------     ------------
Total assets                                              1,367,829        1,429,840
                                                       ============     ============

Current liabilities
   Accounts payable                                         116,897           64,212
   Accrued expenses                                          27,983           35,456
   Other accrued expenses                                    10,000           82,143
                                                       ------------     ------------
Total current liabilities                                   154,880          181,811

Deferred revenue                                            297,423          221,818

Long-term liabilities
   Long-term debt related parties                                 0          496,249
   Accrued payroll taxes                                          0           17,701
   Other accrued liabilities                                      0                0
                                                       ------------     ------------
Total long-term liabilities                                       0          513,950

Stockholders equity:
   Common stock                                              76,821           76,821
   Additional paid-in capital                            12,857,796       12,735,470
   Accumulated deficit                                  (12,019,091)     (12,300,030)
                                                       ------------     ------------
Total stockholders equity                                   915,526          512,261
                                                       ------------     ------------

Total liabilities and stockholders equity              $  1,367,829     $  1,429,840
                                                       ============     ============


See note to Financial Statements

PART 1
FINANCIAL INFORMATION

Item 1. Financial Statements

                                            For the Three Months Ended       For the Six Months Ended
XOX CORPORATION                                      June 30,                        June 30,
Statement of Operations                        1999            1998            1999             1998
U.S. Dollars                                 Unaudited       Unaudited       Unaudited       Unaudited
                                            -----------     -----------     -----------     -----------

Net revenues
     Customer support and consulting        $   206,946     $   204,656     $   390,791     $   225,480
     Product revenues                                                                       $   329,529
     Royalties                                  388,750         500,000         763,750         501,200
                                            -----------     -----------     -----------     -----------
                                                595,696         704,656       1,154,541       1,056,209

Operating expenses
     Research and development                   282,555         195,596         504,851         451,818
     Selling, general and administrative        240,695         283,234         430,058         503,508
                                            -----------     -----------     -----------     -----------
                                                523,250         478,830         934,909         955,326

Income (loss) from operations                    72,446         225,826         219,632         100,883

Interest income                                  14,130           4,613          27,366          12,298
Interest expense                                 (5,020)         (9,741)        (12,810)        (19,568)
Miscellanous                                     48,771          31,586          46,751          11,242
Gain on Debt Repayment                                                                           12,974
Share of joint venture net Income (loss)                         --                              32,249
                                            -----------     -----------     -----------     -----------
Net Income (loss)                           $   130,327     $   252,283     $   280,939     $   150,078
                                            ===========     ===========     ===========     ===========

Net income (loss) per share                        0.04            0.08            0.09            0.05
                                            ===========     ===========     ===========     ===========

Weighted average number of shares
     outstanding                              3,072,901       3,072,901       3,072,901       3,064,029
                                            ===========     ===========     ===========     ===========

See note to Financial Statements

PART 1
FINANCIAL INFORMATION

Item 1. Financial Statements

                                                                  For the Six Months Ended
XOX CORPORATION                                                            June 30,
Statement of Cash Flows                                               1999         1998
U.S. Dollars                                                       Unaudited     Unaudited
                                                                   ---------     ---------

OPERATING ACTIVITIES
         Net Income (loss)                                           280,939      150,078
         Adjustments to reconcile net loss to net cash
             used in operating activities
             Depreciation                                             11,875       30,232
             Amortization                                                          23,958
             Loss on disposal of property and equipment                                --
             Share of joint venture net (gain)/loss                               (32,249)
             Fair value of options granted for service                                 --
             Write-off note receivable due to impairment                               --
             Gain on extinguishment of debt                                       (12,974)
             Changes in other operating assets and liabilities
                 Accounts receivable                                 165,062     (399,187)
                 Prepaid expenses                                    (59,272)     (29,255)
                 Accounts payable                                     52,685       25,380
                 Accrued interest                                                   9,271
                 Accrued liabilities                                 (97,316)     (71,028)
                 Deferred revenue                                     75,605       30,403
                                                                   ---------     --------
Net cash used in operating activities                                429,578     (275,371)

INVESTING ACTIVITIES
Purchase of property and equipment                                         0      --
Working capital advances to XOX-Asia                                       0            0
Working capital advances to IMETRIX Limited                                0       (9,018)
Advance under note receivable                                              0      --
                                                                   ---------     --------
Net cash used in investing activities                                      0       (9,018)

FINANCING ACTIVITIES
Net proceeds from issuance of common stock                                        --
Net proceeds from bridge loans
Payments on notes payable                                           (373,923)     (95,955)
                                                                   ---------     --------

Net cash provided (used) by financing activities                    (373,923)     (95,955)
                                                                   ---------     --------

Net increase (decrease) in cash and cash equivalents                  55,655     (380,344)
Cash and cash equivalents at beginning of period                   1,194,397      687,039
                                                                   ---------     --------
Cash and cash equivalents at end of period                         1,250,052      306,695
                                                                   =========     ========

See note to Financial Statements

                                     Part 1


                              FINANCIAL INFORMATION

                    Item 1. Financial Statements (continued)

                                 XOX Corporation

                          Note to Financial Statements

                                  June 30, 1999

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

Note 2 - Net Earnings (Loss) per Share

The following table sets forth the computation of basic and diluted earnings per share:

                                                Three months ended             Six months ended
                                                      June 30                        June
                                               1999            1998           1999            1998
                                         -------------------------------------------------------------
Net income (loss)                            $130,327        $252,284       $280,939         $150,078
Denominator for earnings
   (loss) per share:
Weighted average shares                     3,072,901       3,072,901      3,072,901        3,072,901
Effect of dilutive securities
  options and warrants                              -               -              -                -
                                         -------------------------------------------------------------
                                            3,072,901       3,072,901      3,072,901        3,072,901
                                         =============================================================
Basic earnings (loss) per share                  $.04            $.08         $ 0.09             $.05
Diluted earnings (loss) per share

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

RESULTS OF OPERATIONS

FISCAL YEAR 1999 QUARTER ENDING JUNE 30, 1999 COMPARED TO QUARTER ENDING JUNE 30, 1998

Net revenues for the six-month period ending June 30, 1999 increased approximately 9% to $1,154,541, as anticipated from $1,056,209 reported in six-month period ending June 30, 1998. The primary reason for the increase in revenues for the first six (6) months period of 1999 in comparison to the same period in 1998 is attributed to revenues earned from certain agreements the Company entered into with GeoQuest, a division of Schlumberger Technology Corporation (The "Schlumberger Agreements"). The Schlumberger Agreements were the Company's primary source of revenue for the first six- (6) months of 1999. Under the Schlumberger Agreements, XOX assigned a co-ownership in SHAPES, subject to certain limitations, and XOX has agreed to provide services to GeoQuest to maintain, support and enhance SHAPES. The Schlumberger Agreements provide for payments of approximately $5.75 million to XOX Corporation over three years, with additional sums possible based on the number of software dispositions. Payments to XOX based on software dispositions extend beyond the three-year period. The Schlumberger Agreements were the subject of a press release dated July 23, 1998 and have been previously filed in connection with the Company's Exchange Act filings.

Net revenues for the quarter ended June 30, 1999 decreased as anticipated, approximately 15% to $595,696, from $704,656 reported for the same quarter in 1998. The decrease in second quarter revenues in 1999 as compared to the same period in 1998 result from a larger up front payment on the Schlumberger Agreements in June 1998. The up front payment was a one time payment and did not repeat in 1999.

To increase revenues in 1999, the Board and Management have continued to broaden the scope of business opportunities beyond the sales of licenses as well as maintenance and royalties relating to those licenses. This is being done primarily through the development and introduction of the Company's first end user product SHAPES PROSPECTOR(TM), which the first version is anticipated to be released prior to the fourth quarter of 1999.

The PC Windows Compatible 3D modeling tool is being designed for ease of use and to perform high-speed calculations enabling the user to input well data and build complex models. It allows for integrated 2D and 3D models, surface models, detailed mapping, fault modeling and solid models.

In the second quarter of 1999 operating expenses increased by 9% from 1998 to $523,250 compared to $478,830. For the six-month period ending June 30, 1999, total operating expenses decreased by 2% to $934,909 compared to $955,326 reported for same period in 1998.

Research and development expenses increased approximately 44% to $282,555 for the quarter ended June 30, 1999, from $195,596 reported for the same quarter of 1998. The research and development expenses for the quarter ended June 30, 1999 represented approximately 54% of the Company's total operating expenses. For the six-month period ending June 30, 1999 the Company's total research and development expenses increased 12% to $504,851 from $451,818 reported in the same period in 1998 representing 54% of the Company's total operating expenses. The increase is in large part attributable to the Company's development efforts relating to SHAPES PROSPECTOR.

Selling, general, and administrative expenses decreased approximately 15% to $240,695 for the quarter ended June 30, 1999 from $283,234 reported for the same quarter in 1998 and represented approximately 46 % of the Company's total operating expenses as compared to 59% of operating expense in the second quarter of 1998. For the six month period ending June 30, 1999 selling, general, and administrative expenses decreased 15 % to $430,058 from $503,508 reported in the same prior year period and represented 45% of operating expenses as compared to 52% of the Company's total operating expenses for the same period in 1998.

Increase in revenues and the reductions in the operating expenses improved the Company's ratio of operating expenses to revenues ratio and resulted in net income of $130,327 for the quarter ending June 30, 1999 and net income of $280,939 for the six month period ending June 30,1999. This compares to a net income of $252,284 and $150,078 for the same time periods in 1998. Thus, the Company net income per share for the quarter ending June 30,1999 was $.04 and net income per share for the six months ending June 30,1999 was $.09, compared to a net income per share of $.08 for the quarter ending June 30, 1998 and $.05 for the six month period ending June 30,1998.

Interest income in the quarter ending June 30, 1999 of approximately $14,130 resulted from the investment of the surplus cash in money market accounts and short-term certificates.

During the second quarter 1999, pursuant to an initiative by the Company's Board of Directors, all Company long-term debt was repaid. Debt repayments in the second quarter of 1999 reduced interest expense to $0 from $12,794 for the comparable quarter in 1998.

During 1999, the Company believes that operating results could continue to vary substantially from quarter to quarter. At its current stage of operations, the Company's quarterly revenues and results of operations may be materially affected by the timing of the development, introduction and market acceptance of the Company's and its licensees' products.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $1,250,052 at June 30, 1999, compared to $1,194,397 at December 31, 1998 and $306,695 at June 30, 1998. The Company's
working capital was $1,161694 at June 30,1999, compared to working capital of $1,184,898 at December 31, 1998 and working capital of $771,674 at June 30, 1998. The Company's accounts receivable were $7,250 on June 30,1999 compared to accounts receivable of $679,075 at June 30, 1998.

The Company currently estimates that it will make capital expenditures in 1999 of approximately $40,000 for computer equipment.

The Company estimates that its current cash balance and the cash to be generated from customer revenues will be sufficient to fund its operations and capital needs through at least May 2001. At its current stage of business development, the Company's quarterly revenues and results of operations may be materially affected by, among other factors, development and introduction of products, time to market, market acceptance, demand for the Company's products, reviews in the press concerning the products of the Company or its competitors and general economic conditions. Many of these factors are not within the control of the Company. As a result, there can be no assurance that the Company will be sufficiently funded beyond 2001.

YEAR 2000

The Company is aware of the Year 2000 issue. During 1998, the Company performed an internal analysis of its primary software product (SHAPES) and assessed the readiness of the Company's other products, its internal computer systems and third party equipment and software for handling such Year 2000 issues. The Company believes that the SHAPES product is currently Year 2000 compliant. The Company, its software engineers and its technical support staff have performed an extended analysis on vendor supplied modules and a schedule has been put in place to obtain and install Year 2000 updates (where available). The Company anticipates these updates to be installed by September 30, 1999. While the Company cannot give any assurances that these vendor modules will be Year 2000 compliant, the Company expects to be able to successfully address and implement any necessary changes to ensure Year 2000 compliance. The Company has addressed is administrative dependence on software packages. Management has sent correspondence to its outside vendors and third party suppliers to inquire about the Year 2000 readiness of their respective products or services. The Company has received return correspondence from the outside vendors and third party suppliers, and to the extent that such vendors and suppliers can ensure Year 2000 compliance, the Company anticipates the continued use and dependence on such third parties. However, there can be no assurance that these outside vendors and third party suppliers will be able to become Year 2000 compliant, which could have an adverse effect on the Company.

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

              None

Item 3.       Defaults Upon Senior Securities

              None


Item 4.       Submission of Matters to a Vote of Security Holders

              Shareholder Meeting
The Annual Meeting of Stockholders of the Company was held on June 15, 1999. At such meeting, the stockholders approved (i) the election of one (1) director nominee for Class II, (Peter Dahl) (2,130,595 for, 25,300 withheld) and (ii) the appointment of Grant Thornton, LLP as the Company's independent Auditors for the fiscal year ending December 31, 1999, (2,128,985 for, 25,710 against, 1,200 abstain). For further information respecting all such matters reference is made to the Company's proxy statement on Schedule 14A as filed with the Securities and Exchange Commission on May 19, 1999.


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

                    (ii) Exhibit 27.1 - Financial Data Schedule

              (b)   Reports on Form 8-K

                    XOX Corporation on May 18, 1999, dismissed Ernst & Young LLP as its independent accountant. For further information respecting all such matters reference is made to the Company's Form 8-K that was filed with the Securities and Exchange Commission on May 25, 1999.

In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               XOX Corporation


July 22, 1999
                               By /s/ Mark O. Senn
                                  Mark O. Senn
                                  President & COO