Form 10QSB
period 1999-09-30
XOX CORP
filed 1999-11-01
CIK 798122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES ACT OF 1934 FOR THE QUARTER ENDED
                               SEPTEMBER 30, 1999


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

                                                                    Yes X  No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $.025 Par Value - 3,078,068 shares outstanding as of October 15, 1999.

Transitional Small Business Disclosure Format (check one):  Yes __  No X

PART 1
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

XOX Corporation                          September 30,    December 31,
Condensed Consolidated Balance Sheets        1999             1998
                                          Unaudited
                                         ------------     ------------

Current Assets:
      Cash and cash equivalents          $  1,291,877     $  1,194,397
      Accounts receivable                      53,770          172,312
      Prepaid Insurance                        27,749               --
      Other                                     3,206               --
                                         ------------     ------------
Total current assets                        1,376,602        1,366,709

Property and equipment
      Furniture and fixtures                   74,021           58,519
      Computer equipment                       98,311           95,348
                                              172,332          153,867

      Less accumulated depreciation           107,960           90,736
                                         ------------     ------------
                                               64,372           63,131
                                         ------------     ------------

                                            1,440,974        1,429,840
                                         ============     ============

Current liabilities
      Accounts payable                          2,390           64,212
      Accrued expenses                         27,731           35,456
      Other accrued expenses                   10,000           82,143
      Deferred revenue                        226,932          221,818
                                         ------------     ------------
Total current liabilities                     267,053          403,629

Long-term liabilities
      Long-term  debt-related parties              --          496,249
      Accrued payroll taxes                        --           17,701
                                         ------------     ------------
Total long-term liabilities                        --          513,950

Stockholders' equity:
      Common stock                             76,925           76,821
      Additional paid-in capital           12,741,617       12,735,470
      Accumulated deficit                 (11,644,621)     (12,300,030)
                                         ------------     ------------
Total stockholders equity                   1,173,921          512,261
                                         ------------     ------------

                                         $  1,440,974     $  1,429,840
                                         ============     ============


See notes to Consolidated Financial Statements

PART 1
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                                                           For the Three Months Ended       For the Nine Months Ended
XOX CORPORATION                                                   September 30,                   September 30,
Condensed Consolidated Statements of Operations               1999            1998            1999            1998
                                                            Unaudited       Unaudited       Unaudited       Unaudited
                                                           -----------     -----------     -----------     -----------
Net revenues
      Customer support and consulting                      $   266,461     $   252,003     $   657,252     $   775,491
      Product revenues                                              --           2,500              --          33,520
      Royalties                                                387,500         308,611       1,151,250         810,311
                                                           -----------     -----------     -----------     -----------
                                                               653,961         563,114       1,808,502       1,619,322

Operating expenses
      Research and development                                 230,882         189,666         735,733         641,484
      Selling, general and administrative                      196,677         216,664         614,654         720,172
                                                           -----------     -----------     -----------     -----------
                                                               427,559         406,330       1,350,387       1,361,656

Income from operations                                         226,402         156,784         458,115         257,666

Interest income                                                 25,742           8,475          53,146          20,773
Interest expense                                                                (8,723)        (12,848)        (28,291)
Miscellanous                                                                       184          46,751          11,426
Gain on Debt Repayment                                                              --              --          12,974
Share of joint venture net Income                                                   --              --          32,249
                                                           -----------     -----------     -----------     -----------

Income before extraordinary item                           $   252,144     $   156,720     $   545,164     $   306,797

Extraordinary item                                                  --              --         110,245              --
                                                           -----------     -----------     -----------     -----------

Net Income                                                     252,144         156,720         655,409         306,797
                                                           ===========     ===========     ===========     ===========

      Basic and diluted income per share:

                       Income before extraordinary item    $      0.08     $      0.05     $      0.17     $      0.10
                       Extraordinary item                           --              --            0.04              --
                                                           -----------     -----------     -----------     -----------

      Net income per share                                 $      0.08     $      0.05     $      0.21     $      0.10
                                                           ===========     ===========     ===========     ===========


See notes to Consolidated Financial Statements

PART 1
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                                                                         For the Nine Months Ended
XOX CORPORATION                                                                September 30,
Condensed Consolidated Statements of Cash Flows                            1999            1998
                                                                         Unaudited       Unaudited
                                                                        -----------     -----------
OPERATING ACTIVITIES
              Net Income                                                $   655,409     $   306,797
              Adjustments to reconcile net income to net cash
                   used in operating activities
                   Depreciation                                              17,225          45,348
                   Amortization                                                  --          38,333
                   Share of joint venture net income                             --         (32,249)
                   Gain on extinguishment of debt                          (110,245)        (12,974)
                   Changes in other operating assets and liabilities
                        Accounts receivable                                 118,542         170,952
                        Prepaid expenses and other                          (30,955)        (10,031)
                        Accounts payable                                    (61,822)        (73,155)
                        Accrued interest                                         --           8,710
                        Accrued liabilities                                 (97,569)        (77,765)
                        Deferred revenue                                      5,114         101,511
                                                                        -----------     -----------
Net cash provided by operating activities                                   495,699         465,477

INVESTING ACTIVITIES
Purchase of property and equipment                                          (18,466)             --
Working capital advances to IMETRIX Limited                                      --         (15,018)
                                                                        -----------     -----------
Net cash used in investing activities                                       (18,466)        (15,018)

FINANCING ACTIVITIES
Net proceeds from issuance of common stock                                    6,251              --
Payments on notes payable                                                  (386,004)       (126,071)
                                                                        -----------     -----------

Net cash used in financing activities                                      (379,753)       (126,071)
                                                                        -----------     -----------

Net increase in cash and cash equivalents                                    97,480         324,388
Cash and cash equivalents at beginning of period                          1,194,397         687,039
                                                                        -----------     -----------
Cash and cash equivalents at end of period                              $ 1,291,877     $ 1,011,427
                                                                        ===========     ===========


See notes to Consolidated Financial Statements

                                     Part 1


                              FINANCIAL INFORMATION

                    Item 1. Financial Statements (continued)

                                 XOX Corporation

              Notes to Condensed Consolidated Financial Statements

                               September 30, 1999

Note 1 - Basis of Presentation

XOX Corporation (the "Company" or "XOX" {pronounced zocks}) designs, develops and markets proprietary software for creating virtual mock-ups or models within the computer that capture the complete geometry of objects or spatial areas of interest. This model can then be used for visual analysis or to simulate physical phenomena in a diverse set of disciplines ranging from geosciences to medical applications.

The accompanying unaudited condensed financial statements have been prepared by XOX Corporation, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the financial statements includes normal recurring adjustments and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and accompanying notes included in the Company's annual report to the Securities and Exchange Commission on Form 10-KSB for the fiscal year ended December 31, 1998.

In preparation of the Company's consolidated financial statements, management is required to make estimates and assumptions that effect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

Note 2 - Income per share

A reconciliation of the weighted average outstanding shares used to compute income per share follows:

                                  Three months ended        Nine months ended
                                     September 30              September 30

                                  1999         1998         1999         1998

Weighted average shares used    3,075,484    3,072,901    3,073,762    3,066,576
to compute basic income per
per share

Effect of dilutive securities     144,349           --       48,116           --
                                ---------    ---------    ---------    ---------

Weighted average shares used    3,219,833    3,072,901    3,121,878    3,066,576
to compute dilutive income      =========    =========    =========    =========
per share

Note 3 - Income taxes

The Company has utilized net operating loss carry forwards to fully offset current taxable income. Accordingly, no provision for income taxes has been recorded.

Note 4 - Reclassifications

Certain 1998 numbers have been reclassified to conform with the 1999 presentation.


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

RESULTS OF OPERATIONS

FISCAL YEAR 1999 QUARTER ENDING SEPTEMBER 30, 1999 COMPARED TO QUARTER ENDING SEPTEMBER 30, 1998.

NET REVENUES FOR THE QUARTER ENDED SEPTEMBER 30, 1999 INCREASED APPROXIMATELY 16% TO $653,961, AS ANTICIPATED, FROM $563,114 REPORTED FOR THE SAME QUARTER ENDING SEPTEMBER 1998. NET REVENUES FOR THE NINE-MONTH PERIOD ENDING

SEPTEMBER 30, 1999 INCREASED APPROXIMATELY 12% TO $1,808,502 FROM $1,619,322 REPORTED IN NINE-MONTH PERIOD ENDING SEPTEMBER 30, 1998. The primary reason for the increase in both periods is attributable to revenues earned from certain agreements the Company entered into with Geoquest, a division of Schlumberger Technology Corporation (The "Schlumberger Agreements"). As disclosed in the Company's Form 10-QSB-A filed for the quarter ended June 30, 1998, under the Schlumberger Agreements, XOX assigned a co-ownership interest in SHAPES, subject to certain limitations in how XOX agreed to provide services to GeoQuest to maintain, support and enhance SHAPES. The Schlumberger Agreements provide for payments of approximately $5.75 million to XOX Corporation over three years, with additional sums possible based upon potential software dispositions. There is no restriction on the number of years in which XOX will receive royalties based on the number of such software dispositions made by Schlumberger. The Schlumberger Agreements were the subject of a press release dated July 23, 1998. The Company anticipates that geosciences will continue in fiscal year 1999 to represent the strongest niche market for providing revenues to XOX.

To increase the Company's revenues in 1999, the Board and Management have continued to broaden the scope of business opportunities beyond the sales of licenses as well as maintenance and royalties relating to those licenses. THIS IS BEING DONE PRIMARILY THROUGH THE DEVELOPMENT AND INTRODUCTION OF THE COMPANY'S FIRST END USER PRODUCT SHAPES PROSPECTOR(TM), THE FIRST VERSION OF WHICH WAS RELEASED DURING THE QUARTER ENDING SEPTEMBER 30, 1999. SHAPES PROSPECTOR(TM) is a PC Windows Compatible 3D modeling tool designed for ease of use and to perform high-speed calculations enabling the end user to input well data and build complex models. It also allows for integrated 2D and 3D models, surface models, detailed mapping, fault modeling and solid models.

Research and development expenses increased approximately 22% to $230,882 for the quarter ended September 30, 1999, from $189,666 reported for the same quarter of 1998. The research and development expenses for the quarter ended September 30, 1999 represented approximately 54% of the Company's total operating expenses. For the nine-month period ending September 30, 1999, the Company's total research and development expenses increased 15% to $735,733 from $641,484 reported in the same period in 1998.

Selling, general, and administrative expenses for the quarter ended September 30, 1999 decreased approximately 9% to $196,677 from $216,664 reported for the same quarter in 1998 and represented approximately 46% of the Company's total operating expenses. For the nine-month period ending September 30, 1999, selling, general, and administrative expenses decreased 5 % to $614,654 from $720,172 reported the same period in 1998.

Increase in revenues and the reductions in the operating expenses improved the Company's ratio of operating expenses to revenues ratio and resulted in income before extraordinary item of $252,144 for the quarter ending September 30, 1999 and $545,164 for the nine month period ending September 30, 1999. This compares to income before extraordinary item of $156,720 and $306,797 for the same time periods in 1998. THUS,

THE COMPANY'S INCOME PER SHARE BEFORE EXTRAORDINARY ITEM FOR THE QUARTER ENDING SEPTEMBER 30, 1999 WAS $.08 AND INCOME PER SHARE BEFORE EXTRAORDINARY ITEM FOR THE NINE-MONTHS ENDING SEPTEMBER 30, 1999 WAS $.17, COMPARED TO INCOME PER SHARE BEFORE EXTRAORDINARY ITEM OF $.05 FOR THE QUARTER ENDING SEPTEMBER 30, 1998 AND $.10 FOR THE NINE-MONTH PERIOD ENDING SEPTEMBER 30, 1998.

Interest income in the quarter ended September 30, 1999 of $25,742 resulted from the investment of the surplus cash in money market accounts and short-term certificates. During the second quarter 1999, pursuant to an initiative by the Company's Board of Directors, all Company long-term debt was repaid resulting in an extraordinary gain of $110,245 or $.04 per share for the nine months ended September 30, 1999. These repayments reduced third quarter 1999 interest expense to $0 from $8,723 for the comparable quarter in 1998.

During 1999, the Company believes that operating results could continue to vary substantially from quarter to quarter. At its current stage of operations, the Company's quarterly revenues and results of operations may be materially affected by the timing of the development, introduction and market acceptance of the Company's and its licensees' products.


LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $1,291,877 at September 30, 1999, compared to $1,194,397 at December 31, 1998. The Company's working capital was $1,109,549 at September 30,1999, compared to working capital of $963,080 at December 31, 1998. The Company's accounts receivables were $53,770 on September 30,1999, compared to accounts receivables of $172,312 at December 31, 1998.

The Company currently estimates that capital expenditures for fiscal year 1999 will be approximately $40,000 and will be primarily be used for computer equipment.

The Company estimates that its current cash balance and the cash to be generated from customer revenues will be sufficient to fund its operations and capital needs through at least May 31, 2001. At its current stage of business development, the Company's quarterly revenues and results of operations may be materially affected by, among other factors, development and introduction of products, time to market, market acceptance, demand for the Company's products, reviews in the press concerning the products of the Company or its competitors and general economic conditions. Many of these factors are not within the control of the Company. As a result, there can be no assurance that the Company will be sufficiently funded beyond May 31, 2001.

YEAR 2000

The Company is aware of the Year 2000 issue. During the past several months, the Company has performed an internal analysis on its software products, SHAPES and

SHAPES PROSPECTOR and has assessed the readiness of the Company's other products, its internal computer systems and third party equipment and software for handling such Year 2000 issues. The Company believes that its products are currently Year 2000 compliant. Over the last several months, the Company, its software engineers and its technical support staff have performed an extended analysis on vendor supplied modules. While the Company cannot give any assurances that these vendor modules will be Year 2000 compliant, the Company expects to be able to successfully address and implement any necessary changes to ensure Year 2000 compliance.

The Company has also addressed its administrative dependence on software packages. Management has corresponded with its outside vendors and third party suppliers inquiring about the Year 2000 readiness of their respective products or services. To the extent that such vendors and suppliers can ensure Year 2000 compliance, the Company anticipates the continued use and dependence on such third parties. However, there can be no assurance that these outside vendors and third party suppliers will be able to become Year 2000 compliant, which could have an adverse effect on the Company.

XOX is committed to being Year 2000 compliant and realizes the impact to our customers if the Company is unable to continue developing, maintaining and supplying SHAPES software. The Company is currently developing contingency plans in areas that may be impacted by Year 2000 related computer failure and expects to have these plans in place by the year end 1999.

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

           None

Item 3.    Defaults Upon Senior Securities

           None

Item 4.    Submission of Matters to a Vote of Security Holders

           None


Item 5.    Other Information
           Effective August 30, 1999, Director Steven Mercil, President & CEO of Minnesota Investment Network, resigned from the Board of Directors. Effective August 30, 1999, appointed to replace Mr. Mercil, is Mr. Layton Kinney, as Minnesota Investment Network representative.

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

                                       XOX Corporation


October 29, 1999
                                       By /s/ Mark O. Senn
                                          Mark O. Senn
                                          President & COO