Form 10QSB/A
period 1999-06-30
XOX CORP
filed 2000-02-09
CIK 798122

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

                                                                 Yes X  No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $.025 Par Value - 3,072,901 shares outstanding as of July 20,
1999.

Transitional Small Business Disclosure Format (check one): Yes ___  No X

PART I
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements


XOX Corporation                                          June 30,       December 31,
Condensed Consolidated Balance Sheets                      1999             1998
                                                        Unaudited
                                                       ------------     ------------
Current Assets:
      Cash and cash equivalents                        $  1,250,052     $  1,194,397
      Accounts receivable                                     7,250          172,312
      Prepaid expenses                                       55,497               --
      Other                                                   3,775               --
                                                       ------------     ------------
Total current assets                                      1,316,574        1,366,709

Property and equipment
      Furniture and fixtures                                 58,519           58,519
      Computer equipment                                     95,348           95,348
                                                       ------------     ------------
                                                            153,867          153,867

      Less accumulated depreciation                         102,612           90,736
                                                       ------------     ------------
                                                             51,255           63,131
                                                       ------------     ------------

Total assets                                              1,367,829        1,429,840
                                                       ============     ============

Current liabilities
      Accounts payable                                      116,897           64,212
      Accrued expenses                                       27,983           35,456
      Other accrued expenses                                 10,000           82,143
      Deferred revenue                                      297,423          221,818
                                                       ------------     ------------

Total current liabilities                                   452,303          403,629

Long-term liabilities
      Long-term debt related parties                             --          496,249
      Accrued payroll taxes                                      --           17,701
                                                       ------------     ------------
                                                                 --          513,950

Stockholders' equity:
      Common stock                                           76,821           76,821
      Additional paid-in capital                         12,747,551       12,735,470
      Accumulated deficit                               (11,908,846)     (12,300,030)
                                                       ------------     ------------
                                                            915,526          512,261
                                                       ------------     ------------

Total liabilities and stockholders' equity             $  1,367,829     $  1,429,840
                                                       ============     ============


See notes to Condensed Consolidated Financial Statements

PART I
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                                              For the Three Months Ended       For the Six Months Ended
XOX CORPORATION                                        June 30,                       June 30,
Condensed Consolidated Income Statements         1999            1998           1999            1998
                                              Unaudited       Unaudited       Unaudited       Unaudited
                                             -----------     -----------     -----------     -----------
Net revenues
      Customer support and consulting        $   206,946     $   204,656     $   390,791     $   225,480
      Product revenues                                --              --              --         329,529
      Royalties                                  388,750         500,000         763,750         501,200
                                             -----------     -----------     -----------     -----------
                                                 595,696         704,656       1,154,541       1,056,209

Operating expenses
      Research and development                   282,555         195,596         504,851         451,818
      Selling, general and administrative        240,695         283,234         430,058         503,508
                                             -----------     -----------     -----------     -----------
                                                 523,250         478,830         934,909         955,326

Income from operations                            72,446         225,826         219,632         100,883

Other Income (expense)
Interest income                                   14,130           4,613          27,366          12,298
Interest expense                                  (5,020)         (9,741)        (12,810)        (19,568)
Miscellanous                                      48,771          31,585          46,751          11,242
Gain on Debt Repayment                                --              --              --          12,974
Share of joint venture net Income                     --              --              --          32,249
                                             -----------     -----------     -----------     -----------
                                                  57,881          26,457          61,307          49,195
                                             -----------     -----------     -----------     -----------

Income before extraordinary item             $   130,327     $   252,282     $   280,939     $   150,078

Extraordinary Item                               110,245              --         110,245              --
                                             -----------     -----------     -----------     -----------
Net income                                   $   240,572     $   252,282     $   391,184     $   150,078
                                             ===========     ===========     ===========     ===========

Basic and diluted income per share

      Income before extraordinary item       $      0.04     $      0.08     $      0.09     $      0.05
      Extraordinary item                            0.04              --            0.04              --
                                             -----------     -----------     -----------     -----------

Net income per share                         $      0.08     $      0.08     $      0.13     $      0.05
                                             ===========     ===========     ===========     ===========

Basic and diluted weighted average shares      3,072,901       3,072,901       3,072,901       3,072,901
      outstanding


See notes to Condensed Consolidated Financial Statements

PART I
FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                                                                         For the Six Months Ended
XOX CORPORATION                                                                 June 30,
Condensed Consolidated Statements of Cash Flows                             1999           1998
                                                                         Unaudited       Unaudited
                                                                        -----------     -----------
OPERATING ACTIVITIES
              Net Income                                                $   391,184     $   150,078
              Adjustments to reconcile net income to net cash
              provided by operating activities
                   Depreciation                                              11,875          30,232
                   Amortization                                                  --          23,958
                   Share of joint venture net income                             --         (32,249)
                   Gain on extinguishment of debt                          (110,245)        (12,974)
                   Changes in other operating assets and liabilities
                        Accounts receivable                                 165,062        (399,187)
                        Prepaid expenses and other                          (59,272)        (29,255)
                        Accounts payable                                     52,685          25,380
                        Accrued liabilities                                 (97,316)        (61,757)
                        Deferred revenue                                     75,605          30,403
                                                                        -----------     -----------
Net cash provided by operating activities                                   429,578        (275,371)

INVESTING ACTIVITIES
Working capital advances to IMETRIX Limited                                      --          (9,018)

FINANCING ACTIVITIES
Payments on notes payable                                                  (373,923)        (95,955)
                                                                        -----------     -----------

Net increase (decrease) in cash and cash equivalents                         55,655        (380,344)
Cash and cash equivalents at beginning of period                          1,194,397         687,039
                                                                        -----------     -----------
Cash and cash equivalents at end of period                              $ 1,250,052     $   306,695
                                                                        ===========     ===========


See notes to Condensed Consolidated Financial Statements

                                     Part I


                              FINANCIAL INFORMATION

              Item 1. Consolidated Financial Statements (continued)

                                 XOX Corporation

              Notes to Condensed Consolidated Financial Statements

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

Note 2 - Extraordinary Item

During the second quarter 1999, pursuant to an initiative by the Company's Board of Directors, all company long-term debt was repaid resulting in an extraordinary gain of $110,245.


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

RESULTS OF OPERATIONS

FISCAL YEAR 1999 QUARTER ENDING JUNE 30, 1999 COMPARED TO QUARTER ENDING JUNE 30, 1998

Net revenues for the six-month period ending June 30, 1999 increased approximately 9% to $1,154,541, as anticipated from $1,056,209 reported in six-month period ending June 30, 1998. The primary reason for the increase in revenues for the first six (6) months period of 1999 in comparison to the same period in 1998 is attributed to revenues earned from certain agreements the Company entered into with GeoQuest, a division of Schlumberger Technology Corporation (The "Schlumberger Agreements"). The Schlumberger Agreements were the Company's primary source of revenue for the first six- (6) months of 1999. Under the Schlumberger Agreements, XOX assigned a co-ownership in SHAPES, subject to certain limitations, and XOX has agreed to provide services to GeoQuest to maintain, support and enhance SHAPES. The Schlumberger Agreements provide for payments of approximately $5.75 million to XOX Corporation over three years, with additional sums possible based on the number of software dispositions. Payments to XOX based on software dispositions extend beyond the three-year period. The Schlumberger Agreements were the subject of a press release dated July 23, 1998 and has been previously filed in connection with the Company's Exchange Act filings.

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

In the second quarter of 1999 operating expenses increased by 9% from 1998 to $523,250 compared to $478,830. For the six-month period ending June 30, 1999, total operating expenses decreased by 2% to 934,909 compared to 955,326 reported for same period in 1998.

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

Increase in revenues and the reductions in the operating expenses improved the Company's ratio of operating expenses to revenues ratio and resulted in net income before extraordinary item, of $130,327 for the quarter ending June 30, 1999 and $280,939 for the six month period ending June 30,1999. This compares to a net income before extraordinary item of $252,284 and $150,078 for the same time periods in 1998. Thus, the Company's net income per share for the quarter ending June 30,1999 was $.04 and for the six months ending June 30,1999 was $.09, compared to a net income per share before extraordinary item of $.08 for the quarter ending June 30, 1998 and $.05 for the six month period ending June 30,1998.

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

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $1,250,052 at June 30, 1999, compared to $1,194,397 at December 31, 1998 and $306,695 at June 30, 1998. The Company's
working capital was $864,271 at June 30,1999, compared to working capital of $963,080 at December 31, 1998. The Company's accounts receivable were $7,250 on June 30,1999 compared to accounts receivable of $172,312 at December 31, 1998.

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

                                       XOX Corporation


February 7, 2000
                                       By /s/ Mark O. Senn
                                          Mark O. Senn
                                          President & COO