Form 10KSB
period 1999-12-31
XOX CORP
filed 2000-03-31
CIK 798122

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 1999
                       Commission file number 333-05112-C

                                 XOX CORPORATION
           (Name of small business issuer as specified in its charter)


                  Delaware                                        93-0898539
(State or jurisdiction of incorporation or organization)      (I.R.S. Employer
                                                             Identification No.)


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

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

The Issuer's revenues for its most recent fiscal year were $2,621,085.

As of February 18, 1999, the Issuer had 3,078,068 shares of common stock, $.025 par value, outstanding. The aggregate market value of such common stock, excluding outstanding shares beneficially owned by affiliates, as of February 18, 1999, (based on the average closing bid and asked prices as of February 18, 1999 as reported by the OTC Bulletin Board), was approximately $5,023,903.

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

ITEM 1. DESCRIPTION OF BUSINESS

(a) BUSINESS DEVELOPMENT

     XOX Corporation (the "Company" or "XOX" [pronounced zocks]) designs, develops and markets proprietary computer software for creating virtual mock-ups or models that capture the complete geometry of objects or spatial areas of interest. This model can then be used for visual analysis or to simulate physical phenomena in a diverse set of disciplines including geosciences and medical applications.

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

     For the past several years, the Company has focused a significant portion of its development and marketing resources in the area of Geosciences and the creation of a PC based product. The Company believes that this market offers good opportunities for customer revenues in the next two years and beyond, especially as the industry converts more to PC's for greater flexibility, more profitability and greater ease of operations.

     Over the last year, the Company introduced its first end user product in the geoscience market, SHAPES PROSPECTOR(TM). SHAPES PROSPECTOR is a Windows Based PC application designed to be easy to use and affordably priced. The Company also continued to service its contract with Schlumberger GeoQuest ("Schlumberger") for support, development and maintenance services. Over the course of the upcoming year, the Company intends to actively pursue additional new end user products.


(b) BUSINESS OF THE COMPANY

PRODUCTS

The Company receives its revenues from the marketing of three products:
(1)  ShapesProspector(TM), an end user product for geologists.
(2) SHAPES(R), a core geometric modeling technology which is applicable to diverse industries.
(3) Consulting and support services targeted at current and potential users of SHAPES functionality.

These three products are briefly described below

     SHAPESPROSPECTOR

     In September of 1999, the Company released its first end user product ShapesProspector(TM). This was developed for geologists to create 3D earth models from well-log and seismic interpretations using 2D and 3D modeling techniques. With ShapesProspector, users can easily create complex structural models for analysis and presentation purposes.

     SHAPES

     The Company's principal technology, the SHAPES(R) Geometric Computing System ("SHAPES"), is licensed to software applications developers in the geosciences, medical, and other industries. Such licensees imbed SHAPES within their application software as a sub-module that handles geometric modeling needs required by the application.

     SHAPES and associated modules perform most of the work related to modeling and analyzing the geometry of areas or objects of interest in the computer. Since its inception, SHAPES has been distinguished from other competing technologies in that it is able to handle much more complex modeling requirements when compared to the surface- or solids-modeling systems that exist in the CAD and other industries. In the CAD industry, for example, vendors have used technologies developed in the late 1970's and early 1980's and a subset of geometric shapes (called B-splines or NURBs) for the purpose of designing manufactured solid objects, like automobile parts, airplane parts, etc. These technologies are less useful for modeling objects in the geosciences or medical domains. Similarly, technologies in medical or geosciences domains have used ad-hoc techniques for creating and working with geometry that do not allow sophisticated analysis of the relations between the geometric objects (topology). SHAPES, on the other hand, has since its inception been based on a more general model for geometry and topology that allows it to function efficiently as enabling technology for a variety of areas ranging from CAD/CAM and geosciences to medical modeling.

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

(3) N-dimensional and mixed-dimensional modeling. This is a unique capability of SHAPES used, for example, to intersect one-dimensional struts to a three-dimensional platform for the CAD-like design of an offshore oilrig. This capability is extended to the modeling of boreholes inserted into a 3D-earth model or a surgical instrument intrusion into the 3D model of the human body.

(4) The ability to model ill-formed data. CT scans in the medical field and seismic data in geosciences create fuzzy data. Using industry supplied methods for identifying points of interest, the Company's product converts this data into more robust and complete models, that allow the users to look at and feel areas of interest in great detail, and to simulate the impact of change.

The Company realizes revenues from licensing of the SHAPES development system to the licensees as well as royalties when SHAPES based applications are shipped to end-users by such licensees.

Geoscience Modules

     Over the past year, the company has started to move beyond its "core-technology" focus and started to develop products and modules that more directly address some of the modeling needs of end-users in the GeoScience industry. The first of these products, ShapesProspector(TM), leverages the Company's SHAPES core technology by pre-packaging much of the SHAPES functionality that GeoScience application developers would desire. Such functionality includes built in notions of faults, horizons and unconformities, and standard ways of constructing these within the workflow most often used by geologists.

     The Company expects to realize revenue from such modules in two ways:
          (1)  Direct sales to end users through its own sales force.
          (2) Licensing fees and/or ongoing royalties for resold imbedded copies.

Support and Consulting Services

     XOX provides geometry consulting and custom development services to clients in various industry segments. Such services relate to incorporating relevant parts of the company's SHAPES product or its GeoScience specific modules into its clients' products. These services can range in scope from telephone hot-line support to custom development of a complete application on contract from the client. Such services have the added benefit of expediting the deployment of SHAPES based applications through partners and the flow of royalty revenues to XOX therefrom.

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

     The Company's other marketing efforts are currently geared towards the medical and GIS/Remote-sensing markets. In both of these areas, the company is exploring opportunities where it can leverage its proprietary modeling technology to deliver end-user products in partnership with companies that have identified strong product opportunities in their respective domains.

Geosciences - Oil and Gas E&P

     The Geosciences industry represents the largest number of active developers of SHAPES-based products, including Shell Oil, Schlumberger GeoQuest and Seismic Micro Technologies. In addition, the Company's ShapesProspector product is being directly marketed to users within oil-companies.

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

     One of XOX's key customers, Schlumberger, is using SHAPES to create 3D earth models starting from processed seismic data, and then creating a complete earth model including property descriptions at each point in the model. The resulting model is expected to be used to drive procedures for locating reservoirs and simulating oil flow during production. This product called Property 3D was released in early March 1999 by Schlumberger.


Medical Imaging and Analysis

     Similar to the Geosciences industry, the Medical Imaging and Analysis industry is moving towards computer visualization and simulation to aid all stages of the process starting from diagnosis through to surgical or other clinical treatments. Many of the data-gathering techniques are similar in nature to those in the geosciences. For example, CAT scans or MRI images essentially use similar underlying technologies and produce similar results as seismic data gathering techniques in geosciences. Further, a variety of factors are moving the industry to find minimally invasive techniques for diagnosis and treatment. This requires as complete as possible, information of the 3D description of specific patient anatomies, sometimes with clearly segmented information for the individual parts of treatment being studied.

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

STRATEGY

        The Company is focusing on the two-pronged strategy of (1) exploiting niche opportunities to provide products directly to end-users through direct sales, and (2) seeking joint venture partners for collaboration in delivering state-of-the-art products based on its advanced SHAPES technology for a variety of areas.

In addition, the Company is providing products directly to the end-user markets where it locates opportunities. This has the benefit of creating name recognition, creating a market-pull for partnerships and partnered products and helping the Company better guide its technology through direct interaction with end-users.


     The joint-venturing or partnering approach differs from its original OEM approach in that as a partner in a joint venture, the Company partakes more heavily in defining, scheduling and developing the SHAPES based end product. This expedites deployment of SHAPES based products and provides XOX with higher revenues on a more predictable schedule.


CUSTOMERS

     Over 20 software development entities have licensed the SHAPES core technology for incorporation into larger software applications. These include OEMs such as Schlumberger GeoQuest, partners such as Seismic Micro Technologies, Evans and Sutherland and universities such as Stanford and RPI.

     For the fiscal year ended December 31, 1999, revenues from Schlumberger Corporation ("Schlumberger") were $2,324,716. Shell International Exploration & Production B.V ("Shell Oil") contributed another $229,500. This represents approximately 97% of 1999 revenues. The Company currently anticipates that the same companies could account for a significant portion of its annual revenue in 2000.

     In January 2000 the Company announced that its first end-user product-SHAPES PROSPECTOR(TM) had exceeded internal sales projections and that the industry response has been very favorable. The Company reported sales of more than 10 PC-based geometric earth modeling tool kits to various oil and gas exploration companies based throughout the US and Canada.

MARKETING AND SALES

     The Company has been marketing its products in North America, Europe and Asia mainly through sales effort from its corporate offices. The Company has opened a sales office in Houston, Texas in 1999. Further, the Company hired Mr. Tim Ryan as Vice President of Sales. Mr. Ryan has over fifteen years of experience in geology and software sales and recently worked for Paradigm Geophysical. Currently the sales effort is being led by the Company's Vice President of Sales with assistance and support by the President and COO working in conjunction with a team of sales account representatives. The sales support staff is responsible for aiding potential customers in technical evaluation of SHAPES as a possible core technology for the customer's software. As the Company moves from selling to technical leaders within OEM/partner organizations to selling directly to end-users, it is the responsibility of this group to execute sales demonstrations to user groups at client sites and to provide pre- and post-sales support.

LICENSE AND DISTRIBUTOR AGREEMENTS

     The Company enters into license agreements with its customers. If and when the ShapesProspector end-user product gains momentum and acceptance in the industry, it is hoped that revenue from ShapesProspector sales will augment the revenue from the current Schlumberger licensing agreement. As further partnerships and strategic alliances are formed at this point to jointly develop end-user products, the Company believes a growing share of its overall revenue will be contributed from such sources. License agreements provide that each customer is entitled to utilize the Company's proprietary technology as an end-user application or in the development of the customer's product.

COMPETITION

     For ShapesProspector, the known competition includes Petrel, Paradigm Geophysical, Dynamic Graphics, A2D Inc., and Geographix. These competitors all provide similar features to ShapesProspector and have an established market share. The Company believes that ShapesProspector, as a PC based product, will be able to provide similar functionality at a fraction of the cost of the products being offered by the competition.


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

     While many of the Company's known competitors have more experience, greater specialization and greater financial and other resources than the Company, the Company believes that technical abilities, functionality and design make its product superior to those of its competitors.

RESEARCH AND DEVELOPMENT

     The Company plans to continue research and development of products, which will allow it to more fully, exploit its technology in the Geophysical software, Remote Sensing, which is a sub-application of Geographical Information Systems and Medical Imaging markets. In 1998 the Company invested approximately 10 man-years in the research and development of enhancements to its geometry modeling technology. These enhancements were in part to fulfill custom software development commitments to Schlumberger. Efforts were also directed toward the production of utilities and tools, which were used to stimulate potential business partnerships. In 1999 the Company devoted approximately 13 man years toward continued research and development of its geometry technology as well as the development and deployment of the Company's first end user product, SHAPES Prospector. Currently the Company is working on development of: (1) a GeoScience well planning product for the PC environment; (2) a GeoScience property modeling product for the PC; (3) speed and performance improvements for handling large models; (4) a grant proposal in conjunction with Stanford University in the area of blood flow analysis, and (5) general enhancements to the Shapes core modeling engine.


PATENTS AND PROPRIETARY TECHNOLOGY

     The Company relies on patents, patent applications, trademark, copyright and trade secret laws, employee and third party non-disclosure agreements and other methods to protect its proprietary rights. The Company currently holds two United States patents relating to intersection algorithms and one patent approved for issuance relating to the microtopology module. There can be no assurance any future patent applications will be granted or that any current or future patent, regardless of whether the Company is an owner or a licensee of such patent, will not be challenged, invalidated or circumvented or that the rights granted thereunder or under licensing agreements will provide competitive advantages to the Company. Management of the Company believes that the Company's technology is further protected by the knowledge, experience, and creativity of the Company's research and development staff, which will enable the Company to develop new technologies in an industry characterized by rapid technological change. However, there can be no assurance that competitors may not successfully duplicate the Company's proprietary software by their own research efforts or that the Company will be able to retain (or replace) personnel important to its research and development efforts.

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

OTHER

     The Company is not a manufacturer, and as such, there are no raw materials or principal suppliers to be concerned with. The use of magnetic media, tapes, diskettes, "chips" or transmitting the software via telecommunications is common with all software companies. There are currently no domestic government approvals or regulations, which affect the marketing of the company's existing or future software products. However, in the event of any international sale of its products, the Company would likely be subject to various domestic and foreign laws aimed at regulating such export and export-related activities. There are no current environmental laws believed to be germane to the Company's business.

EMPLOYEES

     As of the date of this Form 10-KSB, the company employs 16 full time people. No employee of the Company is represented by a labor union and the Company is not subject to a collective bargaining agreement. All key employees of the Company are covered by agreements containing confidentiality and non-compete provisions.

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

     None.



                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Since September 11, 1996 (the date of the Company's initial public offering of its Units, each Unit consisting of one share of Common Stock, $.025 par value, and one Redeemable Common Stock Purchase Warrant) and for the period which followed, the Company's Units have traded in the over-the-counter market and have been quoted on the NASDAQ SmallCap Market under the symbol XOXCU. On or about March 11, 1997, the Common Stock and Redeemable Warrants became separately tradable and were approved for listing on the NASDAQ SmallCap Market under the symbols XOXC and XOXCW, respectively. The following table sets forth, for the fiscal year 1998 and 1999 calendar quarters indicated, the high and low bid prices for the Company's Common Stock as reported by NASDAQ. Such quotations represent interdealer prices, without retail markup, markdown or commission, and do not necessarily represent actual transactions.

                                                 HIGH                  LOW

1998
First Quarter                                   $2.187                $1.250


Pending satisfaction of certain listing conditions of NASDAQ Listing Qualifications Panel, effective February 12,1998, the Company's securities were identified with a fifth character "C" ("conditional") appended to its symbol. On March 31,1998, the Company informed the NASDAQ SmallCap Market Inc. that it would be unable to satisfy the conditions for continued listing on the NASDAQ SmallCap Market imposed by the NASDAQ Listing Qualifications Panel. As a result, the Company's securities were delisted from trading on the NASDAQ SmallCap Market and are now quoted on the OTC Bulletin Board. The following table sets forth periods indicated, for the high and low bid prices for the Company's Common Stock as reported by OTC Bulletin Board. Such quotations represent interdealer prices, without retail markup, markdown or commission, and do not necessarily represent actual transactions.

                                                 HIGH                  LOW
1998
Second Quarter                                  $1.750                $1.187
Third Quarter                                   $3.500                $1.500
Fourth Quarter                                  $1.875                $1.000

1999
First Quarter                                   $1.250                $0.875
Second Quarter                                  $1.310                $0.875
Third Quarter                                   $2.870                $1.310
Fourth Quarter                                  $2.500                $1.870

2000
First Quarter (as of February 18, 2000)         $2.625                $2.375

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

     As of February 18, 2000, there were (a) 2,975,346 shares of common stock outstanding, held of record by approximately 182 registered shareholders, (b) outstanding options to purchase an aggregate of 858,404 shares of Common Stock, and (c) outstanding warrants to purchase an aggregate of 161,022 shares of Common Stock. The Company has not declared or paid any cash dividends on its Common Stock since its inception and does not intend to pay any dividends for the foreseeable future.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

FISCAL YEAR 1999 COMPARED TO FISCAL YEAR 1998

     Net revenues for fiscal year 1999 increased approximately 17% to $2,621,085 from net revenues of $2,241,389 realized in fiscal year 1998. The primary reason for the increase in net revenues is attributable to revenues earned from certain agreements the Company entered into with GeoQuest, a division of Schlumberger Technology Corporation (The "Schlumberger Agreements"). The Schlumberger Agreements provide for payments of approximately $5.75 million to XOX Corporation over three years, with additional sums possible based upon potential software sales. There is no restriction on the number of years in which XOX will receive royalties based on the number of such software sales made by Schlumberger. Additionally, net revenues increased due to the introduction, during the latter part of the fourth quarter of 1999, of the Company's new end user product, SHAPES PROSPECTOR(TM).

     The Company anticipates that geosciences will continue in fiscal year 2000 to represent the strongest niche market for providing revenues to XOX.

     1999 operating expenses increased $130,773 to $ 1,905,626 for 1999 representing a 7% increase from 1998. This was primarily due to scheduled personnel increases and performance bonuses as well as the opening of offices in Houston, Texas and Bangalore, India.

     Research and development expenses increased approximately 25% to $1,029,038 in 1999 representing approximately 54% of operating expenses as compared to 46% of operating expenses in 1998. This was primarily due to the increased development effort going into the creation of the Company's first end-user product. (ShapesProspector)

     Selling, general and administrative expenses decreased approximately 8% from 1998 to $876,588 in 1999 representing approximately 46% of operating expenses as compared to 54% of operating expense in 1998. This was primarily due to ongoing efforts to reduce administrative and non-software related operating expenses.

     Net income was $927,955 for 1999 compared to a net income of $377,520 reported for 1998. The net income per share for 1999 before extraordinary items was $.27 per share compared to $.12 in 1998. Net income per share for 1999 including extraordinary items was $.30 per share.

     Other income in 1999 of $130,099 consists primarily of the investment of the surplus cash realized from the Company's 1999 earnings in money market accounts and short-term commercial paper.

     Interest expense of $12,848 in 1999 is $22,586 less than in 1998 due to reduction of long-term debt. The Company prepaid all outstanding long-term debt during 1999. Long-term obligations consisted of various notes to directors, officers, stockholders and employees of the Company with interest at prime plus 2%. During 1999, pursuant to an initiative by the Company's board of directors, the entire remaining principal balance was repaid for $386,004 resulting in an extraordinary gain of $110,245.

     For the year 2000, the Company believes that operating results could vary substantially from quarter to quarter. At its current stage of operations, the Company's quarterly revenues and results of operations may be materially affected by the timing of the development, introduction and market acceptance of the Company's products and its licensees' products.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $1,390,415 at December 31, 1999 compared to $1,194,397 at December 31, 1998. The Company's working capital was $1,416,604 at December 31, 1999 compared to working capital of $963,080 at December 31, 1998.

     The Company has no remaining long-term debt, as of December 31, 1999. All long-term debt was prepaid in the first half of 1999, as compared to long-term debt as of December 31, 1998 of $496,249.

     The Company estimates that it will make capital expenditures in 2000 of approximately $34,000 for computer equipment, office furniture and leasehold improvements related to its operations in India, Houston, Texas as well as operation at its headquarters in Bloomington, Minnesota.

     The Company estimates that its current cash balance and the cash to be generated from customer revenues will be sufficient to fund its operations and capital needs through second quarter 2001. At its current stage of business development, the Company's quarterly revenues and results of operations may be materially affected by, among other factors, development and introduction of products, time to market, market acceptance, demand for the Company's products, reviews in the press concerning the products of the Company or its competitors and general economic conditions. Many of these factors are not within the control of the Company. As a result, there can be no assurance that the Company will be sufficiently funded through the second quarter of 2001.

     For the year 2000, in the area of Product Research and Development, the Company's focus will remain centered on enhancements to the ShapesProspector product. The Company also plans to continue to develop geometry kernel improvements for the GeoScience industry. Additionally, an effort toward developing a potential medical industry application is planned.

     For the year 2000, the Company does not anticipate any significant changes in the number of its employees.


YEAR 2000

     In addressing the Year 2000 issue, the Company performed an internal analysis of its primary software product (SHAPES), and assessed the readiness of the Company's other products including its internal computer systems and third party equipment and software for handling Year 2000 issues. The Company confirmed that the SHAPES product is Year 2000 compliant. The Company, its software engineers and its technical support staff also performed an extended analysis on vendor supplied modules. While the Company cannot give any assurances that these vendor modules will continue to be Year 2000 compliant, the Company expects to be able to successfully address and implement any necessary changes for continuance of Year 2000 compliance.

     The Company also addressed administrative dependence on software packages. Management sent correspondence to its outside vendors and third party suppliers to inquire about the Year 2000 readiness of their respective products and services. To the extent that such vendors and suppliers could ensure Year 2000 compliance, the Company anticipates the continued use and dependence on such third parties. However, there can be no assurance that these outside vendors and third party suppliers will remain Year 2000 compliant, which could have an adverse effect on the Company.

     XOX is Year 2000 compliant and realizes the impact to our customers if the Company is unable to continue developing, maintaining, and supplying SHAPES software. The Company has developed contingency plans in areas that could be impacted by Year 2000 related computer failure, but has not had to execute such plans.

     The Company has not incurred any significant expenditures associated with becoming Year 2000 compliant. The Company did allocate internal resources to assess and rectify the Company's internal and external dependence upon Year 2000 issues, but no other significant expenditures were required to become Year 2000 compliant. However, as management continues to monitor the Company's Year 2000 compliance, the Company may find it necessary to incur additional costs to remain Year 2000 compliant.

ITEM 7. FINANCIAL STATEMENTS

      The following Financial Statements and Independent Auditor's Report thereon are included herein (page numbers refer to pages in this Report on Form 10-KSB):

                                                                                          Page
Report of Independent Certified Public Accountants - Grant Thornton LLP...............    F-1

Independent Auditors' Report - Ernst & Young LLP......................................    F-2

Consolidated Balance Sheets as of December 31, 1999 and 1998..........................    F-3

Consolidated Statements of Earnings for the years ended December 31, 1999 and 1998 ...    F-5

Consolidated Statement of Stockholders' Equity for the years ended
  December 31, 1999 and 1998..........................................................    F-6

Consolidated Statements of Cash Flows for the years ended December 31, 1999 and 1998..    F-7

Notes to the Consolidated Financial Statements........................................    F-8


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     XOX Corporation on May 18, 1999, dismissed Ernst & Young LLP at its independent accountant. The XOX Board of Directors recommended the decision. There were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

(a) DIRECTORS, EXECUTIVE OFFICERS AND OTHER SIGNIFICANT EMPLOYEES


                                                                                     Director
    Name                       Age      Position                                      Since
    ----                       ---      --------                                      -----
Steven B. Liefschultz           51       Chairman of the Board and Director            1997
                                         (2)(3)

Bernard J. Reeck                71       Director(2)(3)                                1997

Craig Gagnon                    59       Director(1)(2)(3)(4)                          1998

Peter Dahl                      32       Director(1)                                   1998

Layton G. Kinney                66       Director                                      1999

Brian D. Zelickson              39       Director                                      2000

Mark O. Senn                    51       President and Chief Operating Officer          N/A

(1) Member of the Audit Committee
(2) Member of the Compensation Committee
(3) Member of the Executive Committee
(4) Compliance Committee


STEVEN B. LIEFSCHULTZ is the Chairman of the Board and Director of the Company. Mr. Liefschultz is also Chairman of the Remada Company, a real estate development and management company in Minnesota. Prior to this, Mr. Liefschultz practiced law for 12 years, specializing in commercial litigation, contract negotiation and commercial real estate. He has extensive experience in the development, ownership, financing and management of income real estate and other areas of investment.

BERNARD J. REECK is a Director of the Company. Mr. Reeck is also the president of Group Services Company, which has interests, among others, in the oil and gas industry, and of the Cellars Wines & Spirits Inc., a chain of retail liquor stores in Minnesota. He has also been involved in numerous real estate transactions since 1975. Mr. Reeck has a law degree from the University of North Dakota and is a retired managing editor of West Publishing Company.

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

LAYTON G. KINNEY is a Director of the Company. Mr. Kinney has been an independent business consultant since 1991. From 1985 through 1991 he was Vice President of the Minnesota Cooperation Office, a private enterprise consulting organization specializing in entrepreneurial start-up companies. From 1960 to 1985, he was with Control Data Corporation in various management positions including Corporate VP, Division General Manager and Subsidiary President. Mr. Kinney also serves on the Boards of several private corporations.

BRIAN D. ZELICKSON is a Director of the Company. Mr. Zelickson is currently, Assistant Professor, Electron Microscopy Laboratory Director, Department of Dermatology, University of Minnesota. From 1976 to 1982, he did his undergraduate studies at the University of Colorado, with a Bachelor of Arts in Molecular, Cellular and Development biology, with honors, Phi Beta Kappa. From 1982 to 1986 he attended the Mayo Medical School in Rochester, Minnesota and did his residency from 1987 to 1990 for Dermatology at the Mayo Clinic Graduate School of Medicine, Rochester, Minnesota.

MARK O. SENN was promoted from Executive Vice President and Chief Operating Officer to President and Chief Operating Officer on June 1, 1999. Mr. Senn has 20 years of operations and management experience in both the private and public sector. His experience includes VP and General Manager of Oxford Properties, Inc. and President of Marcus Corporation.

     Thomas J. Lucas was a Director of the Company from 1995 until his resignation on January 21, 2000. Steven Mercil was a Director of the Company from August 1997 until his resignation on August 30, 1999. Mr. Mercil had previously served on the Company's Board from 1993 to 1995. Paul Johnson was a Director of the Company from November 11, 1998 until his resignation on April 30, 1999.

The Board currently has four Committees - an Executive Committee, an Audit Committee, a Compliance Committee and a Compensation Committee. The recently created Executive Committee takes an active role in the operation and strategic direction of the Company. It is authorized and directed to take any and all necessary and appropriate action of the Company including, but not limited to, forming and appointing members to an advisory committee, determining the compensation of any such advisory committee, conducting executive searches, filling employment positions with the Company, hiring organizational consultants, conducting directorial searches and recommending candidates to the Board, and negotiating contracts with existing and potential customers of the Company. The Executive Committee is composed of Messrs. Liefschultz, Reeck and Gagnon. The Audit Committee reviews the results and scope of the audit and other services provided by the Company's independent auditors, as well as the Company's accounting principles and its system of internal controls, and reports the results of its review to the Board. The Audit Committee is composed of Messrs. Gagnon, Dahl and Kinney. The Compliance Committee is composed of Mr. Gagnon. The Compensation Committee makes recommendations concerning executive compensation and incentive compensation for employees of the Company, subject to ratification by the Board. Currently the Executive Committee members serve as the Compensation Committee. Currently, the entire Board of Directors proposes a nominee for each elective Board position then vacant or to become vacant.

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

Mr. Steven Liefschultz, Chairman of the Board, on May 10, 1999 filed a Form 4 to report grants of stock options for serving as Chairman of the Board, member of the Executive Committee and as a Director.

Mr. Bernard Reeck, Director, on May 10, 1999 filed a Form 4 to report grants of stock options for serving as a member of the Executive Committee and as a Director.

Mr. Craig Gagnon, Director, on May 10, 1999 filed a Form 4 to report grants of stock options for serving as a member of the Executive Committee and as a Director.

Mr. Peter Dahl, Director, on May 19, 1999 filed a Form 4 to report a grant of stock options for serving as a Director.

Mr. Bernard Reeck, Director, on September 8, 1999 filed a Form 4 to report a transaction.

Mr. Bernard Reeck, Director, on November 19, 1999 filed a Form 4 to report a transaction.

Mr. Mark Senn, President & COO, on February 16, 2000 filed a Form 5 to report options granted as part of compensation.

Mr. Robert Kanne, Interim CFO, on February 15, 2000, filed a Form 5 to report options granted for serving as Interim CFO.

To the Company's knowledge, based upon a review of the copies of such reports furnished to the Company no other reports were required, during the year ended December 31, 1999, none of the other Company's directors, executive officers or beneficial owners of greater than 10% of the Company's Common Stock failed to file on a timely basis the forms required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table provides certain summary information for the years indicated ended December 31, 1999 concerning executive compensation paid or accrued by the Company to the Company's Chief Executive Officer whose salary and bonus compensation for 1999 exceeded $100,000 (the "Named Executive Officer").



                           SUMMARY COMPENSATION TABLE

                                                                      LONG TERM
                                  ANNUAL COMPENSATION                 COMPENSATION AWARDS
                                  -------------------                 -------------------

                                  FISCAL                    SECURITIES
NAME AND PRINCIPAL POSITION        YEAR     SALARY       BONUS        UNDERLYING OPTIONS
---------------------------        ----     ------       -----        ------------------

Pradeep Sinha (1)                  1999     40,600        None                 None
(Chief Executive Officer &         1998    112,000        None               60,000
  Chief Technical Officer)         1997     96,000        None               35,000

Mark O. Senn (2)                   1999     81,250      25,000               50,000
President & COO                    1998     29,900       2,400               50,000

(1) Dr. Sinha served as Interim Chief Executive Officer from August 1997 to October 1997 and then became Chief Executive Officer on June 4, 1998. Effective March 26, 1999, Dr. Sinha resigned.
(2) Mr. Senn served as Executive Vice President and COO from May 1998 to May 1999 and then became President & COO effective June 1, 1999 and continues to serve as President & COO.


STOCK OPTION GRANTS DURING FISCAL YEAR 1999

     The following table provides information regarding stock options granted during fiscal year 1999 to the named executive officer in the Summary Compensation Table.

                           % OF TOTAL OPTIONS
                           GRANTED TO EMPLOYEES    EXERCISE
                OPTIONS    FISCAL YEAR 1999        PRICE
NAME            GRANTED                            PER SHARE    EXPIRATION DATE
Mark O. Senn     50,000           25%                1.37       April 19, 2009
                   (1)

(1) Mr. Senn may exercise the subject non-qualified stock options effective May 31, 2000.

OPTION EXERCISES DURING FISCAL YEAR 1999 AND FISCAL YEAR-END OPTION VALUES


                 Number of                   Number of Unexercised           Value (1) of Unexercised
                 Shares                      Options at December 31, 1999    Options at December 31, 1999
                 Acquired       Value (1)        --------------------            --------------------
Name             on Exercise    Realized     Exercisable    Unexercisable    Exercisable    Unexercisable
----
Pradeep Sinha         0             0        15,000                   0       No value         No value
Mark O. Senn          0             0        50,000              50,000        53,500           53,500

(1) Value is the difference between the exercise price of the option and the closing price of the common stock on December 31, 1999 of $2.44.

EMPLOYMENT AGREEMENT
The Company has a written agreement with Mark O. Senn regarding his employment as President and Chief Operating Officer. This written agreement is effective from June 1, 1999 through May 31, 2000.


DIRECTOR COMPENSATION

     The Company has a standard arrangement outlining the compensation to be given to its Board of Directors. Members of the Board (or the entities with which such directors are affiliated) do not receive any cash compensation for serving on the Board, except for reimbursement for expenses incurred in attending meetings and instead receive a non-qualified stock option to purchase 7,500 shares of the Company's common stock for each year of service on the Board. In addition, during fiscal year 1999, members of the Company's Executive Committee received stock options to purchase 15,000 shares of Common Stock at 100% of the Fair Market Value of each share at the date of grant. Each option granted to Directors on the Executive Committee vests one year from the date of grant, provided that on such anniversary date the Optionee has served on such Executive Committee for one year. In addition, in fiscal year 1997, Steven Liefschultz was granted an option to purchase 100,000 shares of Common with an exercise price of $1.70 per share which was not less then 85% of the Fair Market Value of the Common Stock on date of grant. This grant was not made pursuant to the Company's 1996 Omnibus Stock Plan, and was made in consideration of the additional contemplated work to be performed by Mr. Liefschultz. 25% of the shares subject to the Liefschultz option vested immediately upon grant. 50% of the shares subject to the Liefschultz option vested in equal installments on November 30, 1997, December 31, 1997 and January 31, 1998. The remaining 25% of the shares subject to the Liefschultz option vest upon the occurrence of certain contingencies related to either the amount of time Mr. Liefschultz works for the Company or the occurrence of various business and financial transactions.

1996 OMNIBUS STOCK PLAN

     The Board of Directors of the Company adopted and the Company's stockholders approved the Company's 1996 Omnibus Stock Plan effective June 14, 1996 (the "Plan"). The Plan supersedes both the 1987 Incentive Stock Option Plan and the 1987 Non-Qualified Stock Option Plan of the Company. The purpose of the Plan is to promote the interests of the Company and its stockholders by providing personnel of the Company with an opportunity to acquire a proprietary interest in the Company and thereby develop a stronger incentive to put forth maximum effort for the continued success and growth of the Company and to aid the Company in attracting and retaining personnel of outstanding ability. The Company reserved a total of 500,000 shares of Common Stock for issuance under the Plan. At the Annual Shareholder Meeting held on June 4, 1998, Stockholders approved an amendment to the plan to add 500,000 shares of the Company's common stock to be reserved for issuance under the Plan (so that a total of 1,000,000 shares of common stock will have been reserved for issuance under the Plan), and to eliminate the formula provisions under the plan. At December 31, 1999, the Company had 417,083 Shares of Common Stock available for issuance under the Plan.

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

     Employees of the Company are eligible to receive incentive stock options (as that term is defined in Section 422 of the Code); nonqualified stock options, reload options, stock appreciation rights and restricted stock under the Plan. Other key individuals, who are not employees, may also be granted nonqualified options under the Plan. Common Stock of the Company granted to recipients may be unrestricted or may contain such restrictions, including provisions requiring forfeiture and imposing restrictions upon stock transfer. Unless forfeited, the recipient of restricted Common Stock will have all other rights of a stockholder, including without limitation, voting and dividend rights. The value of a stock appreciation right granted to a recipient is determined by the appreciation in Common Stock of the Company, subject to any limitations upon the amount or percentage of total appreciation that the Committee may determine at the time the right is granted. Concurrent with the award of any options, the Committee also may authorize reload options to purchase for cash or shares a number of shares of Common Stock.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth as of February 18,2000. The number of shares of the Company's Common Stock beneficially owned by (I) each director of the Company; (ii) each of the Named Executive Officers; (iii) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock; and (iv) all executive officers and directors as a group.

                                Number of Shares of Common    Percentage of
Name                            Stock Beneficially Owned (1)  Outstanding Shares
----

Minnesota Investment Network Corporation    183,293(2)                 5%
111 Third Avenue South
Suite 420
Minneapolis, Minnesota 55401

Steven B. Liefschultz                       410,500(3)                 13%
7630 West 78th Street
Bloomington, Minnesota 55401

Bernard J. Reeck                             243,628(4)                8%
1232 Duluth Court
St. Paul, Minnesota 55109

Peter Dahl                                     7,500(5)                *
BankWindsor
740 Marquette Ave
IDS Center
Minneapolis, Minnesota 55402

Craig Gagnon                                 22,500(6)                 *
Oppenheimer Wolff & Donnelly
45 South 7th Street
Suite 3400
Minneapolis, Minnesota 55402

Layton Kinney
14458 Shady Beach Trail
Prior Lake, MN 55372                        None owned

Brian D. Zelickson
4100 West 50th Street
Edina, MN  55424                            None owned

Mark O. Senn
7640 West 78th Street
Bloomington, MN  55439                       50,000(7)                 1%

Robert J. Fink
1850 Arvin Drive
Mendota Heights, MN  55118                   198,185(8)                6.4%


Total Executive Officers and Directors       1,115,606(9)              36%
as a group (six persons & affiliates)

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

(2)  Includes 28,500 options currently exercisable.

(3) Includes 30,600 warrants issuable upon exercise of warrants and 172,500 options currently exercisable.

(4) Includes 28,000 warrants issuable upon exercise of warrants and 37,500 options currently exercisable.

(5)  Includes 7,500 options currently exercisable.

(6)  Includes 22,500 options currently exercisable.

(7)  Includes 50,000 options currently exercisable.

(8)  Shares currently held.

(9) Includes securities held by Minnesota Investment Network and Mark Senn who is the Company's President & COO.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As noted in the chart following the descriptions below, each of the following transactions involved parties related to the Company.

     In February 1993, the Company issued a series of variable repayment debentures (the "VRDs") as part of an exchange of its then current debt. These VRDs included collateralized VRDs in the aggregate principal amount of $150,352; Directors VRDs in the aggregate principal amount of $27,766; Employee Interest-Bearing Notes in the aggregate principal amount of $282,266; Employee Non-Interest Bearing Notes in the aggregate principal amount of $276,866; and the SAS IP VRD in the principal amount of $279,657. In connection with a Subordination and Deferral Agreement, the holders of the VRDs held warrants to purchase 15,302 shares of Common Stock at a purchase price of $1.50 per share. Of these warrants, 603 were held by current and former officers and directors of the Company.

     With the exception of the Employee Non-Interest Bearing Notes, which bear no interest, the VRDs bear interest at a rate equal to the prime rate plus two percent (2%). Interest was payable on a quarterly basis, and principal was payable out of "adjusted after tax profits" as defined in the instruments evidencing the debt. The Employee Non-Interest Bearing Notes were convertible into Common Stock at a conversion rate of $2.50 per share at the option of the note holder and were payable in eight (8) quarterly installments beginning 90 days after all of the VRDs had been repaid.

         During the second quarter 1999, pursuant to an initiative by the Company's Board of Directors, all Company long-term debt was repaid. Debt repayments in the second quarter 1999 reduced interest expense to $0 from $12,794 for the comparable quarter in 1998.

The following table includes major stockholders, current and former directors and officers of the Company who served in these capacities during 1999 and participated in the foregoing transactions as follows:




                                                     Debt ($)
                                                     --------

                                              Employee    Employee
                    Collateralized            Interest    Non-Interest
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


                         Equity (Shares of Common Stock)
                         -------------------------------

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


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS. See Exhibit index.

(b) REPORTS ON FORM 8-K.

      NONE.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
XOX Corporation

         We have audited the accompanying consolidated balance sheet of XOX Corporation and subsidiary as of December 31, 1999, and the related consolidated statements of earnings, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of XOX Corporation and subsidiary as of December 31, 1999, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.


                                             GRANT THORNTON LLP


Minneapolis, Minnesota
February 4, 2000

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
XOX Corporation

We have audited the accompanying balance sheet of XOX Corporation as of December 31, 1998, and the related statements of earnings, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of XOX Corporation at December 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.


                                             Ernst & Young LLP


Minneapolis, Minnesota
February 26, 1999

The accompanying notes are an integral part of these statements.

                                 XOX CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                                  DECEMBER 31,



                ASSETS                        1999              1998
                                           ---------         ---------

CURRENT ASSETS
   Cash and cash equivalents              $1,390,415        $1,194,397
   Accounts receivable                       191,175           172,312
   Prepaid expenses                           16,735                --
                                           ---------         ---------

                Total current assets       1,598,325         1,366,709





PROPERTY AND EQUIPMENT
   Furniture and fixtures                     74,022            58,519
   Computer equipment                         98,311            95,348
                                           ---------         ---------
                                             172,333           153,867
   Less accumulated depreciation             113,506            90,736
                                           ---------         ---------
                                              58,827            63,131
                                           ---------         ---------

                                          $1,657,152        $1,429,840
                                           =========         =========

The accompanying notes are an integral part of these statements.

                LIABILITIES AND                                     1999             1998
                   STOCKHOLDERS' EQUITY                            ------           ------
CURRENT LIABILITIES
   Accounts payable                                           $    10,155      $    64,212
   Accrued payroll expenses                                        48,782           35,456
   Other accrued expenses                                          26,385           82,143
   Deferred revenue                                                96,399          221,818
                                                               ----------       ----------

                Total current liabilities                         181,721          403,629

LONG-TERM OBLIGATIONS                                                 --           496,249

ACCRUED PAYROLL TAXES                                                 --            17,701

COMMITMENTS AND CONTINGENCIES                                         --               --

STOCKHOLDERS' EQUITY
   Undesignated - 10,000,000 shares                                   --               --
   Common stock, $.025 par value; 20,000,000 shares
      authorized; 3,096,378 and 3,072,901 shares issued
      and outstanding at December 31, 1999 and 1998                77,408           76,821
   Additional paid-in capital                                  12,770,098       12,735,470
   Accumulated deficit                                        (11,372,075)     (12,300,030)
                                                               ----------       ----------
                                                                1,475,431          512,261
                                                               ----------       ----------

                                                              $ 1,657,152      $ 1,429,840
                                                               ==========       ==========

                                 XOX CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS

                            YEARS ENDED DECEMBER 31,


                                                            1999          1998
                                                           ------        ------

Revenues
   License and product sales                           $1,666,700    $1,014,400
   Customer support and consulting                        896,835     1,129,153
   Royalties                                               57,550        97,836
                                                        ---------     ---------
                                                        2,621,085     2,241,389
Operating expenses
   Research and development                             1,029,038       823,473
   Selling, general and administrative                    876,588       951,380
                                                        ---------     ---------
                                                        1,905,626     1,774,853
                                                        ---------     ---------

                Operating profit                          715,459       466,536

Other income (expense)
   Equity in loss of joint venture                             --       (80,532)
   Interest expense                                       (12,848)      (35,434)
   Other income                                           130,099        36,950
                                                        ---------     ---------
                                                          117,251       (79,016)
                                                        ---------     ---------

                Earnings before income taxes              832,710       387,520

Income taxes                                               15,000        10,000
                                                        ---------     ---------

                Earnings before extraordinary item        817,710       377,520

Extraordinary item - gain on extinguishment of debt       110,245            --
                                                        ---------     ---------

                NET EARNINGS                           $  927,955    $  377,520
                                                        =========     =========

Earnings per share - basic
   Earnings before extraordinary item                  $     0.27    $     0.12
   Extraordinary item                                        0.03            --
                                                        ---------     ---------
   Net earnings                                              0.30          0.12
                                                        =========     =========

Earnings per share - diluted
   Earnings before extraordinary item                        0.26          0.12
   Extraordinary item                                        0.03            --
                                                        ---------     ---------
   Net earnings                                            $ 0.29        $ 0.12
                                                        =========     =========

Weighted average shares outstanding:
   Basic                                                3,077,433     3,067,661
                                                        =========     =========

   Diluted                                              3,149,127     3,067,661
                                                        =========     =========

The accompanying notes are an integral part of these statements.

                                 XOX CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1998 AND 1999



                                                 Common stock         Additional                           Total
                                            ----------------------     paid-in        Accumulated       stockholders'
                                              Shares     Amount        capital          deficit            equity
                                              ------     ------        -------          -------            ------

Balance at January 1, 1998                   3,051,931       $76,298  $12,677,471    $(12,677,550)        $ 76,219


   Conversion of long-term debt and
     accrued interest into common stock         20,970           523       51,901             --            52,424

   Fair value of stock options granted
     for services                                  --            --         6,098             --             6,098

   Net earnings                                    --            --            -          377,520          377,520
                                             ---------       -------  -----------    ------------      -----------

Balance at December 31, 1998                 3,072,901        76,821   12,735,470     (12,300,030)         512,261

   Exercise of stock warrants                   22,277           557       32,858             --            33,415

   Exercise of stock options                     1,200            30        1,770             --             1,800

   Net earnings                                    --            --           --          927,955          927,955
                                             ---------       -------  -----------    ------------      -----------

Balance at December 31, 1999                 3,096,378       $77,408  $12,770,098    $(11,372,075)     $ 1,475,431
                                             =========        ======   ==========     ===========       ==========

The accompanying notes are an integral part of these statements.

                                 XOX CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                            YEARS ENDED DECEMBER 31,


                                                                  1999          1998
                                                               ---------     ---------
Cash flows from operating activities:
   Net earnings                                               $  927,955    $  377,520
   Adjustments to reconcile net earnings to net
     cash provided by operating activities:
       Depreciation and amortization                              22,770        98,056
       Loss on disposal of property and equipment                     --         2,325
       Equity in loss of joint venture                                --        80,532
       Fair value of stock options granted for service                --         6,098
       Gain on extinguishment of debt                           (110,245)           --
       Changes in other operating assets and liabilities:
         Accounts receivable                                     (18,863)      107,576
         Prepaid expenses                                        (16,735)       22,719
         Accounts payable                                        (54,057)     (119,793)
         Accrued liabilities                                     (60,133)      (87,696)
         Deferred revenue                                       (125,419)      103,353
                                                               ---------     ---------

                Net cash provided by operating activities        565,273       590,690

Cash flows from investing activities:
   Purchase of property and equipment                            (18,466)           --
                                                               ---------     ---------

                Net cash used in investing activities            (18,466)           --

Cash flows from financing activities:
   Proceeds from exercise of stock options and warrants           35,215            --
   Payments on long-term obligations                            (386,004)      (83,332)
                                                               ---------     ---------

                Net cash used in financing activities           (350,789)      (83,332)
                                                               ---------     ---------

                Net increase in cash and cash equivalents        196,018       507,358

Cash and cash equivalents at beginning of year                 1,194,397       687,039
                                                               ---------     ---------

Cash and cash equivalents at end of year                      $1,390,415    $1,194,397
                                                               =========     =========

Cash paid for:
   Interest                                                   $   21,220    $   27,062
   Income taxes                                                   10,364            --
                                                               =========     =========

Noncash financing activities:
   Conversion of accrued interest and long-term debt into
      common stock                                            $       --    $   52,424
                                                               =========     =========

The accompanying notes are an integral part of these statements.

                                 XOX CORPORATION

                           DECEMBER 31, 1999 AND 1998



NOTE A  -  NATURE OF BUSINESS

   XOX Corporation ("the Company") designs, develops and markets proprietary software for creating virtual mock-ups or models that capture the complete geometry of objects or spatial areas of interest. During 1999, XOX Corporation incorporated a wholly-owned subsidiary, XOX Technologies India, PUT LTD located in Bangalore India to aid in research and maintenance of the Company's products.


NOTE B  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Principles of Consolidation

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany transactions have been eliminated in consolidation.

   Cash and Cash Equivalents

   The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

   The Company maintains a significant portion of their cash and cash equivalents at one financial institution, located in Minneapolis, Minnesota. Accounts at the institution are insured by the Federal Deposit Insurance Corporation up to $100,000. Uninsured balances are approximately $1,048,000 at December 31, 1999. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

   Property and Equipment

   Property and equipment, including leasehold improvements, are stated at cost. Depreciation is generally provided on the straight-line method over five years, the estimated useful life of the assets. Leasehold improvements are amortized using the straight-line method over three to five years, representing the shorter of their estimated useful lives or the underlying lease term. Accelerated and straight-line methods are used for income tax purposes.

                                 XOX CORPORATION

                           DECEMBER 31, 1999 AND 1998



NOTE B  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  -  Continued

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

   Research and Development

   Software development costs are capitalized subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon completion of a working model. To date, costs incurred by the Company between completion of the working model and the point at which the product is ready for general release have been immaterial. Accordingly, all software development costs have been charged to research and development expense as incurred.

   Investment in Joint Venture

   The Company had a joint venture with another entity, which was subsequently dissolved in 1998. The Company was a 47.5% shareholder in the joint venture and accounted for its investment under the equity method of accounting.

                                 XOX CORPORATION

                           DECEMBER 31, 1999 AND 1998



NOTE B  -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES  -  Continued

   Earnings Per Share

   Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding. Options to purchase 404,403 shares of common stock with a weighted average exercise purchase price of $3.56 and warrants to purchase 161,022 shares of common stock with a weighted average purchase price of $7.89 were outstanding during 1999 but were excluded from the computation of common share equivalents because they were antidilutive. During 1998, the effect of all outstanding options and warrants were antidilutive.

   Stock-Based Compensation

   The Company utilizes the intrinsic value method of accounting for employee stock based compensation. Pro forma information related to the fair value based method of accounting is contained in Note D.

   Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

   Reclassification

   Certain items from the 1998 financial statements have been reclassified to conform with the 1999 presentation. These reclassifications had no effect on net earnings or stockholders' equity as previously reported.

                                 XOX CORPORATION

                           DECEMBER 31, 1999 AND 1998



NOTE C  -  LONG-TERM OBLIGATIONS

   Long-term obligations consisted of various notes to directors, officers, stockholders, and employees of the Company with interest at prime plus 2%. During 1999, pursuant to an initiative by the Company's board of directors, the entire remaining principal balance was repaid for $386,004 resulting in an extraordinary gain of $110,245.


NOTE D  -  STOCKHOLDERS' EQUITY

   Stock Options

   The Company maintains the 1996 Omnibus Stock Plan (the Plan) under which 1,000,000 shares were reserved for either incentive options or nonqualified options. The Plan requires that the option price of incentive stock options be not less than 100% of the fair market value of the Company's common stock on the date of grant and may remain outstanding up to ten years from the date of grant. Nonqualified options must be priced not less than 85% of the fair market value of the Company's common stock on the date of grant. At December 31, 1999 the Company had 417,083 options available for grant under the Plan.

   A summary of the Company's stock option activity, including options outstanding from previous option plans, is as follows:

                                                      Weighted average
                                          Shares       exercise price
                                          ------       --------------

     Outstanding at January 1, 1998       903,705        $    3.92
       Granted                            193,917             1.60
       Canceled                          (317,285)            3.36
                                         --------         --------
     Outstanding at December 31, 1998     780,337             3.23
       Granted                            239,000             1.42
       Exercised                           (1,200)            1.50
       Canceled                          (265,233)            3.74
                                         --------         --------
     Outstanding at December 31, 1999     752,904        $    2.48
                                         ========         ========

                                 XOX CORPORATION

                           DECEMBER 31, 1999 AND 1998



NOTE D  -  STOCKHOLDERS' EQUITY  -  Continued

   Outside the Plan and previous plans, the Company has 105,500 options outstanding to purchase shares of common stock with a weighted average exercise price of $2.39 per share.

   The following table summarizes information about Plan options outstanding at December 31, 1999:

                                                       Options outstanding                   Options exercisable
                                          -------------------------------------------     ------------------------
                                                            Weighted
                                                           average         Weighted                       Weighted
                                                           remaining       average                         average
                Range of                    Number        contractual     exercise          Number        exercise
            exercise prices               outstanding         life          price         exercisable       price
            ---------------               -----------     -----------     -----------     -----------   ---------
             $1.50 - $2.50                  546,000          8 years       $  1.76          455,700        $  1.74
             $3.00 - $4.50                  135,866          5 years          3.41          127,695           3.35
             $4.75 - $6.50                   60,800          6 years          4.75           60,800           4.75
                 $15.00                      10,238          2 years         15.00           10,238          15.00
                                          -----------                                     -----------

                                            752,904                                         654,433
                                          ===========                                     ===========

   The number of options exercisable as of December 31, 1999 and 1998 were 654,433 and 582,971 at weighted average exercise prices of $2.54 and $3.23 per share.

   Pro Forma Disclosures

   The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions all years presented: risk free-interest rates in 1999 and 1998 of 6% and 5.50%; no dividend yield; volatility factor of the expected market price of the Company's common stock in 1999 and 1998 of .8 and 1.01, and a weighted-average expected life of the option of 10 years and 8.5 years.

   The Company's pro forma information, assuming the fair value method had been used, is as follows:
                                                          1999          1998
                                                        --------      --------

     Pro forma net income (loss)                       $ 775,522     $(270,352)
     Pro forma net income (loss) per common share
       Basic                                               $0.25        $(0.09)
       Diluted                                             $0.24        $(0.09)

                                 XOX CORPORATION

                           DECEMBER 31, 1999 AND 1998



NOTE D  -  STOCKHOLDERS' EQUITY  -  Continued

   Warrants

   The Company has also issued warrants in connection with debt and equity offerings with summarized activity as follows:
                                            Warrants
                                           outstanding            Price
                                         and exercisable        per share
                                         ---------------      -------------

         Balance at January 1, 1998           1,456,214       $1.50 - $15.00

           Canceled                            (316,504)       5.68 - 15.00
                                         --------------

         Balance at December 31, 1998         1,139,710        1.50 - 15.00

           Exercised                            (22,277)           1.50

           Canceled                            (956,411)       1.50 - 8.00
                                         --------------

         Balance at December 31, 1999           161,022        3.00 - 15.00
                                         ==============

   Warrants outstanding at December 31, 1999 expire in 2000 and 2001.


NOTE E  -  INCOME TAXES

   At December 31, 1999, the Company has net operating loss (NOL) carryforwards of approximately $8,890,000 available to offset future taxable income through 2012. These NOL's are subject to annual utilization limitations due to changes in the equity ownership of the Company. Income taxes in 1999 and 1998 consists of federal and state alternative minimum tax.

                                 XOX CORPORATION

                           DECEMBER 31, 1999 AND 1998



NOTE E  -  INCOME TAXES  -  Continued

   The tax effects of temporary differences giving rise to deferred income taxes are as follows:

                                                 1999                  1998
                                              ---------             ---------
     Deferred tax assets:
       Net operating loss carryforwards     $ 3,556,000           $ 3,930,000
       Research and development credits         271,000               219,000
       Other                                     72,000               110,000
                                              ---------             ---------
                                              3,885,000             4,259,000
     Less valuation allowance                (3,885,000)           (4,259,000)
                                              ---------             ---------

                                             $       --            $       --
                                              =========             =========

   The Company's provision for income taxes differs from the statutory federal income tax as follows:

                                                 1999                   1998
                                                -------               -------

     Tax at federal statutory rate            $ 321,857             $ 131,778
     State income taxes                          56,788                23,255
     Alternative minimum tax                     15,000                10,000
     Net operating loss carryforward           (378,645)             (155,033)
                                                -------               -------

                                               $ 15,000              $ 10,000
                                                =======               =======


NOTE F  -  LEASES

   The Company leases office space and equipment under non-cancelable operating lease agreements. Future minimum lease commitments for all operating leases with initial or remaining terms of one year or more are as follows:

                 Year ending December 31:
                           2000                             $79,647
                           2001                              39,129
                           2002                              19,491

                                 XOX CORPORATION

                           DECEMBER 31, 1999 AND 1998



NOTE F  -  LEASES  -  Continued

   Rent expense on operating leases for the years ended December 31, 1999 and 1998 was $63,792 and $43,740.


NOTE G  -  SIGNIFICANT CUSTOMERS

   During 1998, the Company entered into two contracts with Geoquest, a division of Schlumberger Technology Corporation for services through May 2001. The agreements provide for payment of approximately $5.75 million to the Company in exchange for software rights and licensing capabilities, certain maintenance and other support services. Revenues under the contract represented 85% and 63% of net revenues for the years ended December 31, 1999 and 1998.

   In 1998, the Company also had foreign sales to one customer which represented 21% of net revenues. In 1999, the sales to this customer were not significant.


NOTE H  -  SUBSEQUENT EVENT

   On January 26, 2000, the Company repurchased and retired 121,032 shares of common stock for approximately $150,000 in cash.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  March 29, 2000                      XOX Corporation

                                         By /s/ Mark O. Senn
                                            President & COO



     In accordance with the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 29, 2000.

                                POWER OF ATTORNEY

     Each person whose signature appears below constitutes and appoints Mark O. Senn as their true and lawful attorney-in-fact and agent, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.


SIGNATURE                         POSITION
---------                         --------


/s/  Steven B. Liefschultz
Steve Liefschultz                 Chairman of the Board

/s/  Bernard J. Reeck
Bernard J. Reeck                  Director

/s/ Peter Dahl
Peter Dahl                        Director

/s/ Craig Gagnon
Craig Gagnon                      Director

/s/ Layton Kinney                 Director
Layton Kinney

/s/Brian Zellickson               Director
Brian Zellickson

XOX CORPORATION
                                EXHIBIT INDEX TO
                FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 1999

Item No.             Title of Document                                                           Method of Filing
--------             -----------------                                                           ----------------

 3.1   Amended and Restated Certificate of Incorporation of small business issuer ...............       *

 3.2   Amended and Restated Bylaws of small business issuer......................................       *

 4.1   Specimen of Unit Certificate..............................................................       *

 4.2   Form of Warrant Agreement.................................................................       *

 4.3   Form of 1996 Promissory Note and Common Stock Purchase Warrant............................       *

 4.4   Security Agreement, $100,000 Promissory Note and Common Stock Purchase
       Warrant between Unitechnic and the Company dated March 8, 1996 ...........................       *

 4.5   Form of 1994 Bridge Loan Promissory Note and Security Agreement...........................       *

 4.6   Form of 1993 Convertible Variable Repayment Debenture.....................................       *

 4.7   Form of Director's Variable Repayment Debenture...........................................       *

 4.8   Form of 1993 Employee Debt-Related Promissory Note........................................       *

 4.9   Form of 1993 Secured Collateralized Variable Repayment Debenture .........................       *

 4.10  Form of 1993 Unsecured Collateralized Variable Repayment Debenture .......................       *

 4.11  Form of 1993 Employee Debt-Related Variable Repayment Debenture...........................       *

 4.12  $297,656.30 Variable Repayment Debenture dated February 1993,
       between Swanson Analysis Systems, Inc., as Payee, and the Company, as Payor ..............       *

 4.13  Form of 1993 Debt Exchange Subscription Agreement and Letter of Investment Intent ........       *

10.1#  License Agreement between ANSYS, Inc. (formerly Swanson
       Analysis Systems, Inc.) and the Company dated February 9, 1993 ...........................

10.2   Joint Venture Agreement between IIS Infotech Ltd., the Company
       and Dr. Indranil Chakravarty dated December 20, 1995 .....................................       *

10.3#  Software License Agreement between Landmark Graphics, Inc. and
       the Company dated January 1, 1995 ........................................................       *

10.4#  Software    License     Agreement    between Schlumberger Corporation
       and the Company dated October 14, 1994 ...................................................       *

10.5#  Software License Agreement between CogniSeis Development,
       Inc. and the Company dated July 10, 1995 .................................................       *

10.6   Sublease Agreement between the Company and St. Paul Software,
       Inc. dated July 25, 1995..................................................................       *

10.7   Employment Agreement between the Company and Lawrence W.
       McGraw dated December 20, 1994 ...........................................................       *

10.8   Employment Agreement between the Company and Dr. Pradeep
       Sinha dated December 20, 1994 ............................................................       *

10.9   Employment Agreement between the Company and Dr. T.K.
       Srikanth dated December 20, 1994 .........................................................       *

10.10  Employment Agreement between the Company and Dr. Indranil
       Chakravarty dated September 15, 1995......................................................       *

10.11  Employment Agreement between the Company and Turhan
       Rahman dated December 20, 1994 ...........................................................       *

10.12  XOX Corporation 1996 Omnibus Stock Plan...................................................       *

10.13  XOX Corporation 1987 Incentive Stock Option Plan and
       Agreement.................................................................................       *

10.14  XOX Corporation 1987 Non-Qualified Stock Option Plan and
       Agreement ................................................................................       *

10.15# Software License Agreement between CADKEY, Inc. and the
       Company dated September 27, 1990 .........................................................       *

10.16# Software License Agreement between Schlumberger/Geco-Prakl
       and the Company dated November 30, 1993 ..................................................       *

10.17# Software License Agreement between Shell Oil and the Company
       dated October 7, 1994 ....................................................................       *

10.18# Confidential Disclosure Agreement between Fairfield Imaging-
       VoluMetrix and the Company dated October 17, 1995 ........................................       *

10.19# Distribution License Agreement among the Company, TechSoft
       GmbH and SAPEX dated April 18, 1995 ......................................................       *

10.20# Marketing and Support Agreement between TechSoft GmbH and
       the Company dated October 1, 1994 ........................................................       *

10.21# Development and License Agreement between Visual Software,
       Inc. and the Company dated November 28, 1995 .............................................       *

10.22# International Distribution Agreement between Unitechnic SA and
       the Company dated June 1, 1996 ...........................................................       *

10.23  $100,000 Secured Promissory Note, Guaranty and Security
       Agreement among Robert S. Mars, Jr., as Guarantor, and First
       Bank National Association, as Bank, and the Company, as
       Borrower, dated July 10, 1996 ............................................................       *

10.24# Software License Agreement between Evans and Sutherland
       Corporation and the Company dated January 9, 1996 ........................................       *

10.25  Source Code Licensing Agreement between VoluMetrix and the
       Company dated October 31, 1996............................................................       *

10.26  Software, known as "MACADAMIA", purchase agreement between
       Jacques E. Gavois and the Company dated December 1, 1996..................................       *

10.27  Employment Agreement between Jacques E. Gavois and the
       Company dated December 1, 1996 ...........................................................       *

10.28# Reciprocal Joint Development and Marketing Agreement between
       IMETRIX Ltd. and the Company dated October 31, 1996 ......................................       *

10.29# Letter of understanding regarding a Convertible Bridge Loan
       Agreement between the Company and IMETRIX Ltd. dated
       February 26, 1997 ........................................................................       *

10.30# SURFER Software License Agreement between Shell Oil
       Company and the Company dated October 3, 1996.............................................       *

10.31# XOX Corporation and Shell International Exploration and
       Production B.V. Consultancy Agreement dated 12/19/97......................................       **

10.31# XOX Corporation and GeoQuest agreements dated 7/24/98.....................................       ***

16.1   Letter on change in certifying accountant.................................................       ****

21.1   Subsidiaries of the Registrant............................................................       File herewith electronically

23.1   Consent of Grant Thornton, LLP............................................................       File herewith electronically

23.2   Consent of Ernst & Young LLP..............................................................       File herewith electronically

24.1   Power of Attorney..............................................................Included in signature page of this Form 10-KSB

27.1   Financial Data Schedule for Year Ended December 31, 1999 .................................       File herewith electronically


   * Incorporated by reference to the Company's registration statement on form SB2, SEC file number 333-05112-C.

  ** Incorporated herein by reference to the Company's filing of form 10KSB for year ended in December 31, 1997.

 *** Incorporated herein by reference to the Company's filing of form 10Q for quarter ending June 30, 1998 as exhibit 10.31#.

**** Incorporated herein by reference to the Company's filing of form 8K dated
     May 25, 1999.

# Confidential Treatment Requested pursuant to the Securities Exchange Act of 1934, as amended, Rule 24b-2; confidential portions of the exhibits have been deleted and filed separately with the Securities and Exchange Commission.