Form 10QSB
period 2000-03-31
XOX CORP
filed 2000-05-15
CIK 798122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2000


                         Commission file number 0-28610

                                 XOX CORPORATION
           (Name of small business issuer as specified in its charter)

       Delaware                                   93-0898539
(State or jurisdiction of                     (I.R.S. Employer
incorporation or organization)                Identification No.)

               7640 West 78th Street, Bloomington, Minnesota 55439
                                 (952) 946-1191
          (Address and telephone number of principal executive offices and principal place of business)

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

Common Stock, $.025 Par Value - 2,977,346 shares outstanding as of May 2, 2000.

Transitional Small Business Disclosure Format (check one):    Yes ___   No _X_

                                     PART I
                              FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                 XOX CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                               March 31,
                                                                 2000          December 31,
                                                               unaudited           1999
                                                              ------------     ------------
CURRENT ASSETS
   Cash and cash equivalents                                  $  1,189,898     $  1,390,415
   Accounts receivable                                             251,407          191,175
   Prepaid expenses                                                 51,425               --
   Other                                                            29,448           16,735
                                                              ------------     ------------

                Total current assets                             1,522,178        1,598,325

PROPERTY AND EQUIPMENT
   Furniture and fixtures                                           74,022           74,022
   Computer equipment                                               98,311           98,311
                                                              ------------     ------------
                                                                   172,333          172,333
   Less accumulated depreciation                                   118,893          113,506
                                                              ------------     ------------
                                                                    53,440           58,827
                                                              ------------     ------------

                Total assets                                  $  1,575,618     $  1,657,152
                                                              ============     ============

CURRENT LIABILITIES
   Accounts payable                                           $      3,273     $     10,155
   Accrued payroll taxes                                            29,526           48,782
   Other accrued expenses                                            5,397           26,385
   Deferred revenue                                                  6,469           96,399
                                                              ------------     ------------

                Total current liabilities                           44,665          181,721

STOCKHOLDERS' EQUITY
   Common stock                                                     74,432           77,408
   Additional paid-in capital                                   12,627,784       12,770,098
   Accumulated deficit                                         (11,171,263)     (11,372,075)
                                                              ------------     ------------

                Total stockholders' equity                       1,530,953        1,475,431
                                                              ------------     ------------

                Total liabilities and stockholders' equity    $  1,575,618     $  1,657,152
                                                              ============     ============

See notes to consolidated financial statements

                                     PART I
                              FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                 XOX CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS


                                      For the three months ended March 31,
                                      ------------------------------------
                                             2000            1999
                                           unaudited       unaudited
                                          -----------     -----------
Net revenues
   License and product sales              $   422,300     $   377,250
   Customer support and consulting            218,930         181,595
   Royalties                                   42,600              --
                                          -----------     -----------
                                              683,830         558,845

Operating expenses
   Research and development                   267,510         222,296
   Selling, general and administrative        227,879         189,363
                                          -----------     -----------
                                              495,389         411,659

Income from operations                        188,441         147,186

Interest income                                14,783          13,236
Interest expense                                 (458)         (7,790)
Miscellaneous                                  (1,954)         (2,020)
                                          -----------     -----------

                Net income                $   200,812     $   150,612
                                          ===========     ===========

Net income per share
   Basic                                  $      0.07     $      0.05
   Diluted                                       0.06            0.05
                                          -----------     -----------

Weighted average shares outstanding
   Basic                                    3,008,619       3,072,901
   Diluted                                  3,258,965       3,072,901

See notes to consolidated financial statements

                                     PART I
                              FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                 XOX CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                  For the three months ended March 31,
                                                                  ------------------------------------
                                                                          2000            1999
                                                                        unaudited       unaudited
                                                                       -----------     -----------
Operating activities
   Net income                                                          $   200,812     $   150,612
   Adjustments to reconcile net loss to net cash used in operating activities
       Depreciation                                                          5,387           5,938
       Amortization
       Share of joint venture net income
       Gain on extinguishment of debt
       Changes in other operating assets and liabilities
         Accounts receivable                                               (60,232)         90,125
         Prepaid expenses                                                  (64,138)        (87,021)
         Accounts payable                                                   (6,882)        (15,441)
         Accrued interest                                                       --           7,790
         Accrued liabilities                                               (40,244)        (70,838)
         Deferred revenue                                                  (89,930)         93,405
                                                                       -----------     -----------


                Net cash provided by (used in) operating activities        (55,227)        174,570

Financing activities
   Net proceeds from issuance of common stock                                6,000
   Common stock repurchase                                                (151,290)
                                                                       -----------

                Net cash used in financing activities                     (145,290)

                Net increase (decrease) in cash and cash
                  equivalents                                             (200,517)        174,570

Cash and cash equivalents at beginning of period                         1,390,415       1,194,397
                                                                       -----------     -----------

Cash and cash equivalents at end of period                             $ 1,189,898     $ 1,368,967
                                                                       ===========     ===========

See notes to consolidated financial statements

                                     PART I

                              FINANCIAL INFORMATION

                    ITEM 1. FINANCIAL STATEMENTS (CONTINUED)

                                 XOX CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2000



NOTE 1 - BASIS OF PRESENTATION

   XOX Corporation (the "Company" or "XOX" {pronounced zocks}) designs, develops and markets proprietary software for creating virtual mock-ups or models within the computer that capture the complete geometry of objects or spatial areas of interest. This model can then be used for visual analysis or simulate physical phenomena in a diverse set of disciplines ranging from geosciences to medical applications.

   The accompanying unaudited condensed financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and accompanying notes included in the Company's annual report to the Securities and Exchange Commission on Form 10-KSB for the fiscal year ended December 31, 1999.

   In preparation of the Company's consolidated financial statements, management is required to make estimates and assumptions that effect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

NOTE 2 - NET INCOME PER SHARE

   The Company's basic net income per share amounts have been computed by dividing net income by the weighted average number of outstanding common shares. The Company's diluted net income per share is computed by dividing net income by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants when dilutive. Options to purchase 210,403 shares of common stock with a weighted average exercise purchase price of $4.67 and warrants to purchase 161,022 shares of common stock with a weighted average purchase price of $7.89 were outstanding during the first quarter of 2000 but were excluded from the computation of common share equivalents because they were antidilutive. During the quarter ending March 31, 2000 the effect of all outstanding options and warrants were antidilutive.

   ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

   This report, other than historical financial information, contains forward-looking statements that involve risks and uncertainties. These forward-looking statements will likely be impacted by factors outside the Company's control and may differ materially from actual future events or results. There are a number of important factors that could cause actual results to differ materially from those anticipated by any forward-looking information. A description of risks and uncertainties relating to the Company and its industry and other factors that could affect the Company's financial results are included in the Company's Securities and Exchange Commission filings.

   RESULTS OF OPERATIONS

   FISCAL YEAR 2000 QUARTER ENDING MARCH 31, 2000 COMPARED TO QUARTER ENDING MARCH 31, 1999

   Net revenues for the quarter ended March 31, 2000 increased approximately 20% to $683,830, as anticipated, from $558,845 reported for the same quarter ending March 31 1999. The primary reason for the increase is attributable to ShapesProspector sales and ongoing licensing fees.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS - CONTINUED

   To increase the Company's revenues in 2000, the Board and management continue to broaden the scope of business opportunities beyond the sales of licenses, maintenance and royalties relating to those licenses. This is accomplished primarily through the development and introduction of the Company's first end user product ShapesProspector(TM). Version 2.0 of ShapesProspector was released in May 2000. ShapesProspector(TM) is a PC Windows Compatible 3D modeling tool that performs high-speed calculations and enables the end user to input well data and build complex models. ShapesProspector(TM) also allows for integrated 2D and 3D models, surface models, detailed mapping, fault modeling and solid models. In quarter two, XOX plans to add multiple Z value modeling capabilities to ShapesProspector(TM). This will allow for construction and manipulation of complex models such as salt diapirs, overturned folds and reverse faults.

   Research and development expenses increased approximately 20% to $267,510 for the quarter ended March 31, 2000, from $222,296 reported for same quarter of 1999. The research and development expenses for the quarter ended March 31, 2000 represented approximately 54% of the Company's total operating expenses. This was primarily due to the increased development effort going into the creation of Version 2.0 of ShapesProspector(TM), which was released in May 2000.

   Selling, general and administrative expenses for the quarter ended March 31, 2000 increased approximately 20% to $227,879 from $189,363 reported for the same quarter in 1999 and represented approximately 46% of the Company's total operating expenses.

   The increase in revenues outpaced the increases in the operating expenses and resulted in a net income of $200,812 for the quarter ended March 31, 2000. This compares to a net income of $150,612 for the same period in 1999. Thus, the Company's basic income per share for the quarter ended March 31, 2000 was $0.07 compared to basic income per share of $0.05 for the quarter ended March 31, 1999.

   Interest income in the quarter ended March 31, 2000 of $14,783 resulted from the investment of the surplus cash in money market accounts and short-term certificates.

   During 2000, the Company believes that operating results could continue to vary substantially from quarter to quarter. At its current stage of operations, the Company's quarterly revenues and results of operations may be materially affected by the timing of the development, introduction and market acceptance of the Company and its end user products.

LIQUIDITY AND CAPITAL RESOURCES

   Cash and cash equivalents were $1,189,898 at March 31, 2000, compared to $1,390,415 at December 31, 1999. The Company's working capital was $1,477,513 at March 31, 2000 compared to working capital of $1,416,605 at December 31, 1999. The Company's accounts receivables were $251,407 on March 31, 2000 compared to accounts receivables of $191,175 at December 31, 1999.

   The Company currently estimates that it will make capital expenditures in 2000 of approximately $34,000 for computer equipment.

   The Company estimates that its current cash balance and the cash to be generated from customer revenues will be sufficient to fund its operations and capital needs through at least 2001. At its current stage of business development, the Company's quarterly revenues and results of operations may be materially affected by, among other factors, development and introduction of products, time to market products, market acceptance of the Company and its products, demand for the Company's products, reviews in the press concerning the products of the Company and its competitors and general economic conditions. Many of these factors are not within the control of the Company. As a result, there can be no assurance that the Company will be sufficiently funded beyond 2001.

FORWARD LOOKING STATEMENTS

   This Form 10-QSB contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," or "continue" or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, not limited to, but including the risk factors set forth in the "Risk Factors" section of the Company's Registration Statement on Form SB-2 (File No. 333-05112-C).

                                     PART II

                                OTHER INFORMATION



Item 1.       Legal Proceedings

              None

Item 2.       Changes in Securities

              None

Item 3.       Defaults Upon Senior Securities

              None

Item 4.       Submission of Matters to a Vote of Security Holders

              None

Item 5.       Other Information

              Effective January 21, 2000 Thomas J. Lucas resigned as a member of the Company's Board of Directors. Mr. Lucas resigned from the Board because he was unable to fulfill the time requirements associated with his position on the Board. Mr. Lucas had been on the Company's Board of Directors since August, 1995. Effective January 24, 2000, Dr. Brian Zelickson was appointed to the Board of Directors.

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

                                        XOX Corporation


May 15, 2000
                                        By /s/ Mark O. Senn
                                           Mark O. Senn
                                           President and COO