Form 10QSB
period 2000-06-30
XOX CORP
filed 2000-08-08
CIK 798122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2000


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

Common Stock, $.025 Par Value - 2,977,346 shares outstanding as of July 27,
2000.

Transitional Small Business Disclosure Format (check one):  Yes ___  No _X_

                                     PART I
                              FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                 XOX CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                      Unaudited        Audited
                                                      June 30,       December 31,
                                                        2000             1999
                                                        ----             ----
CURRENT ASSETS
   Cash and cash equivalents                        $  1,221,121     $  1,390,415
   Accounts receivable                                   247,738          191,175
   Prepaid expenses                                       86,546               --
   Other                                                   9,711           16,735
                                                    ------------     ------------

      Total current assets                             1,565,116        1,598,325

PROPERTY AND EQUIPMENT
   Furniture and fixtures                                 74,022           74,022
   Computer equipment                                    103,314           98,311
                                                    ------------     ------------
                                                         177,336          172,333
   Less accumulated depreciation                         124,281          113,506
                                                    ------------     ------------
                                                          53,055           58,827
                                                    ------------     ------------

     Total assets                                   $  1,618,171     $  1,657,152
                                                    ============     ============

CURRENT LIABILITIES
   Accounts payable                                 $         --     $     10,155
   Accrued payroll and vacation                           29,526           48,782
   Other accrued expenses                                  3,335           26,385
   Deferred revenue                                           --           96,399
                                                    ------------     ------------

     Total current liabilities                            32,861          181,721

STOCKHOLDERS' EQUITY
   Common stock                                           74,432           77,408
   Additional paid-in capital                         12,627,784       12,770,098
   Accumulated deficit                               (11,116,906)     (11,372,075)
                                                    ------------     ------------

      Total stockholders' equity                       1,585,310        1,475,431
                                                    ------------     ------------

      Total liabilities and stockholders' equity    $  1,618,171     $  1,657,152
                                                    ============     ============


See notes to consolidated financial statements

                                     PART I
                              FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                 XOX CORPORATION

                  CONDENSED CONSOLIDATED STATEMENT OF EARNINGS

                                          For the three months ended June 30,    For the six months ended June 30,
                                          -----------------------------------    ---------------------------------

                                                 2000               1999               2000              1999
                                             (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)
                                             -----------        -----------        -----------        -----------
Net revenues
   License and product sales                $    375,000       $    375,000       $    797,300       $    750,000
   Customer support and consulting               185,261            206,946            404,191            390,791
   Royalties                                      31,125             13,750             73,725             13,750
                                            ------------       ------------       ------------       ------------
                                                 591,386            595,696          1,275,216          1,154,541

Operating expenses
   Research and development                      301,746            282,555            569,255            504,851
   Selling, general and administrative           257,042            240,695            484,921            430,058
                                            ------------       ------------       ------------       ------------
                                                 558,788            523,250          1,054,176            934,909

Income from operations                            32,598             72,446            221,040            219,632

Interest income                                   16,987             14,130             31,769             27,366
Interest expense                                    (458)            (5,020)              (458)           (12,810)
Miscellaneous                                      4,314             48,771              2,818             46,751
                                            ------------       ------------       ------------       ------------

                Net income                  $     54,357       $    130,327       $    255,169       $    280,939
                                            ============       ============       ============       ============

Net income per share
   Basic                                    $        .02       $        .04       $        .09       $        .09
   Diluted                                           .02                .04                .08                .09
                                            ------------       ------------       ------------       ------------

Weighted average shares outstanding
   Basic                                       2,977,346          3,072,901          2,992,982          3,072,901
   Diluted                                     3,279,028          3,072,901          3,268,996          3,072,901


See notes to consolidated financial statements

                                     PART I
                              FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                 XOX CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                           For the six months ended June 30,
                                                           ---------------------------------

                                                                2000             1999
                                                             (Unaudited)      (Unaudited)
                                                             -----------      -----------
Operating activities
   Net income                                               $    255,169     $    280,939
   Adjustments to reconcile net Income to net cash
     provided by (used in) operating activities
       Depreciation                                               10,774           11,875
       Changes in other operating assets and liabilities
         Accounts receivable                                     (56,563)         165,062
         Prepaid expenses and other                              (79,522)         (59,272)
         Accounts payable                                        (10,155)          52,685
         Accrued liabilities                                     (42,306)         (97,316)
         Deferred revenue                                        (96,399)          75,605
                                                            ------------     ------------
           Net cash provided by (used in) operating
             activities                                          (19,002)         429,578

Investing Activities
   Purchase of property and equipment                             (5,002)              --
                                                            ------------     ------------
           Net cash used in investing activities                  (5,002)              --

Financing activities
   Net proceeds from issuance of common stock                      6,000               --
   Common stock repurchase                                      (151,290)              --
   Payments on notes payable                                          --         (373,923)
                                                            ------------     ------------
           Net cash used in financing activities                (145,290)        (373,923)
                                                            ------------     ------------
           Net increase (decrease) in cash and cash
             equivalents                                        (169,294)          55,655

Cash and cash equivalents at beginning of period               1,390,415        1,194,397
                                                            ------------     ------------
Cash and cash equivalents at end of period                  $  1,221,121     $  1,250,052
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

                                  JUNE 30, 2000



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

   The accompanying unaudited condensed financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated balance sheet as of December 31, 1999 is summarized from audited consolidated financial statements, but does not include all the disclosures contained therein. It is suggested that these condensed financial statements be read in conjunction with the financial statements and accompanying notes included in the Company's annual report to the Securities and Exchange Commission on Form 10-KSB for the fiscal year ended December 31, 1999.

   In preparation of the Company's consolidated financial statements, management is required to make estimates and assumptions that effect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.

NOTE 2 - NET INCOME PER SHARE

   The Company's basic net income per share amounts have been computed by dividing net income by the weighted average number of outstanding common shares. The Company's diluted net income per share is computed by dividing net income by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants when dilutive. Options to purchase 127,789 shares of common stock with a weighted average exercise purchase price of $5.75 and warrants to purchase 116,222 shares of common stock with a weighted average purchase price of $9.77 were outstanding during the second quarter of 2000 but were excluded from the computation of common share equivalents because they were antidilutive. During the quarter ending June 30, 1999 the effect of all outstanding options and warrants were antidilutive.

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

   RESULTS OF OPERATIONS

   FISCAL YEAR 2000 QUARTER ENDING JUNE 30, 2000 COMPARED TO QUARTER ENDING JUNE 30, 1999

   Net revenues for the quarter ended June 30, 2000 decreased less than 1% to $591,386, from $595,696 reported for the same quarter ending June 30, 1999. The company believes that the primary reason for the decrease in revenues for the three months period of 2000 in comparison to the same period in 1999, is attributable to key personnel changes in our sales and marketing area.

   To increase the Company's revenues in 2000, the Board and management have continued to broaden the scope of business opportunities beyond the sales of software licenses, maintenance and support agreements and royalties relating to those licenses. This is being accomplished primarily through the development and introduction of the Company's first end user product ShapesProspector(TM). ShapesProspector(TM) is a PC Windows Compatible 3D modeling tool that performs high-speed calculations and enables the end user to input well data and build complex models. It allows for integrated 2D and 3D models, surface models, detailed mapping, fault modeling and solid models. Version 2.0 of ShapesProspector was released in May 2000. During second quarter, the Company added multiple Z value modeling capabilities to ShapesProspector(TM), which allowed for for construction and manipulation of complex models such as salt diapirs, overturned folds and reverse faults.

   Research and development expenses increased approximately 7% to $301,746 for the quarter ended June 30, 2000, from $282,555 reported for same quarter of 1999. The research and development expenses for the quarter ended June 30, 2000 represented approximately 54% of the Company's total operating expenses. This was primarily due to the increased development effort going into the creation of Version 2.0 of ShapesProspector(TM), which was released in May 2000.

   Selling, general and administrative expenses for the quarter ended June 30, 2000 increased approximately 7% to $257,042 from $240,695 reported for the same quarter in 1999 and represented approximately 46% of the Company's total operating expenses. These increased operating expenses are due to the addition of our Houston sales and marketing office as well as key personnel changes in the sales and marketing areas.

   The revenues outpaced the operating expenses and resulted in a net income of $54,357 for the quarter ended June 30, 2000. This compares to a net income of $130,327 for the same period in 1999. Thus, the Company's basic income per share for the quarter ended June 30, 2000 was $0.02 compared to basic income per share of $0.04 for the quarter ended June 30, 1999.

   Interest income in the quarter ended June 30, 2000 of $16,987 resulted from the investment of the surplus cash in money market accounts and short-term certificates.

   During 2000, the Company believes that operating results could continue to vary substantially from quarter to quarter. At its current stage of operations, the Company's quarterly revenues and results of operations may be materially affected by the timing of the development, introduction and market acceptance of the Company and its end user products.

LIQUIDITY AND CAPITAL RESOURCES

   Cash and cash equivalents were $1,221,121 at June 30, 2000, compared to $1,390,415 at December 31, 1999. The difference primarily reflects a similar amount expensed to re-purchase shares of the Company's common stock since December 31, 1999. The Company's working capital was $1,532,255 at June 30, 2000 compared to working capital of $1,416,605 at December 31, 1999. The Company's accounts receivables were $247,738 on June 30, 2000 compared to accounts receivables of $191,175 at December 31, 1999.

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

            None

Item 3.     Defaults Upon Senior Securities

            None

Item 4.     Submission of Matters to a Vote of Security Holders

            The Annual Meeting of Stockholders of the Company was held on May 2, 2000. At such meeting, the stockholders approved (i) the election of two (2) directors nominated for class three (3) (Bernard Reeck and Craig Gagnon) (2,311,101 for, 1,600 withheld) and (ii) the appointment of Grant Thornton LLP as the Company's independent auditors for the fiscal year ending December 31, 2000 (2,232,153 for, 3,300 against, 84,148 abstain). For further information respecting all such matters reference is made to the Company's proxy statement on Schedule 14 A as filed with the Securities and Exchange Commission on April 13, 2000. Also, a description of each matter voted upon; state the # votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter, including a separate tabulation with respect to each nominee for office.

Item 5.     Other Information

            Effective June 1, 2000, Mr. Jack Steen replaced Mr. Tim Ryan in Houston as V.P. of Sales and Marketing.

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

                                       XOX Corporation


August __, 2000
                                       By /s/ Mark O. Senn
                                          Mark O. Senn
                                          President and COO