Form 10QSB
period 2000-09-30
XOX CORP
filed 2000-11-15
CIK 798122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES ACT OF 1934 FOR THE QUARTER ENDED
                               SEPTEMBER 30, 2000


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

Common Stock, $.025 Par Value - 2,977,346 shares outstanding as of October 31, 2000.

Transitional Small Business Disclosure Format (check one):  Yes ___  No _X_

                                     PART I
                              FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                 XOX CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                    UNAUDITED

                                                              September 30,     December 31,
                                                                  2000              1999
                                                              ------------      ------------
CURRENT ASSETS
   Cash and cash equivalents                                  $  1,267,425      $  1,390,415
   Accounts receivable                                             276,563           191,175
   Prepaid insurance                                                61,296                --
   Other                                                             9,711            16,735
                                                              ------------      ------------

                Total current assets                             1,614,995         1,598,325

PROPERTY AND EQUIPMENT
   Furniture and fixtures                                           74,022            74,022
   Computer equipment                                              103,314            98,311
                                                              ------------      ------------
                                                                   177,336           172,333
   Less accumulated depreciation                                   129,668           113,506
                                                              ------------      ------------
                                                                    47,668            58,827
                                                              ------------      ------------

                Total assets                                  $  1,662,663      $  1,657,152
                                                              ============      ============

CURRENT LIABILITIES
   Accounts payable                                           $      4,703      $     10,155
   Accrued expenses                                                 39,022            48,782
   Other accrued expenses                                            3,335            26,385
   Deferred revenue                                                     --            96,399
                                                              ------------      ------------

                Total current liabilities                           47,060           181,721

STOCKHOLDERS' EQUITY
   Common stock                                                     74,432            77,408
   Additional paid-in capital                                   12,627,784        12,770,098
   Accumulated deficit                                         (11,086,613)      (11,372,075)
                                                              ------------      ------------

                Total stockholders' equity                       1,615,603         1,475,431
                                                              ------------      ------------

                Total liabilities and stockholders' equity    $  1,662,663      $  1,657,152
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

                                     PART I
                              FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                 XOX CORPORATION

                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

                                    UNAUDITED

                                            For the three months ended        For the nine months ended
                                                   September 30,                    September 30,
                                           ----------------------------     ----------------------------
                                               2000             1999            2000             1999
                                           -----------      -----------     -----------      -----------
Net revenues
   Licensee and product sales              $   375,000      $   387,500     $ 1,172,300      $ 1,151,250
   Customer support and consulting              62,500          251,511         466,691          628,552
   Royalties                                    70,375           14,950         144,100           28,700
                                           -----------      -----------     -----------      -----------
                                               507,875          653,961       1,783,091        1,808,502

Operating expenses
   Research and development                    274,772          230,882         844,027          753,733
   Selling, general and administrative         234,064          196,677         718,986          614,654
                                           -----------      -----------     -----------      -----------
                                               508,836          427,559       1,563,013        1,350,387

Income (loss) from operations                     (961)         226,402         220,078          458,115

Interest income                                 31,218           25,742          62,988           53,146
Interest expense                                    --               --            (458)         (12,848)
Miscellaneous                                       36               --           2,854           46,751
                                           -----------      -----------     -----------      -----------

Income before extraordinary item                30,293          252,144         285,462          545,164

Extraordinary item                                  --               --              --          110,245
                                           -----------      -----------     -----------      -----------

                Net income                 $    30,293      $   252,144     $   285,462      $   655,409
                                           ===========      ===========     ===========      ===========

Basic income per share:
   Income before extraordinary item        $       .01      $       .08     $       .10      $       .17
   Extraordinary item                               --               --              --              .04
   Net income                              $       .01      $       .08     $       .10      $       .21

Diluted income per share:
   Income before extraordinary item        $       .01      $       .08     $       .09      $       .17
   Extraordinary item                               --               --              --              .04
   Net income                              $       .01      $       .08     $       .09      $       .21

Weighted average shares outstanding
   Basic                                     2,987,732        3,075,484       2,987,732        3,073,762
   Diluted                                   3,064,754        3,219,833       3,197,416        3,121,878


See notes to consolidated financial statements

                                     PART I
                              FINANCIAL INFORMATION

                    ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS

                                 XOX CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                    UNAUDITED

                                                                For the nine months ended September 30,
                                                                ---------------------------------------
                                                                       2000                  1999
                                                                   ------------          ------------
Operating activities
   Net income                                                      $    285,462          $    655,409
   Adjustments to reconcile net income to net cash used in
     operating activities
       Depreciation                                                      16,162                17,225
       Gain on extinguishment of debt                                        --              (110,245)
       Changes in other operating assets and liabilities
         Accounts receivable                                            (85,388)              118,542
         Prepaid expenses and other                                     (54,272)              (30,955)
         Accounts payable                                                (5,452)              (61,822)
         Accrued liabilities                                            (32,810)              (97,569)
         Deferred revenue                                               (96,399)                5,114
                                                                   ------------          ------------

                Net cash provided by operating activities                27,303               495,699

Investing activities
   Purchase of property and equipment                                    (5,003)              (18,466)
                                                                   ------------          ------------

                Net cash used in investing activities                    (5,003)              (18,466)

Financing activities
   Net proceeds from issuance of common stock                             6,000                 6,251
   Common stock repurchase                                             (151,290)                   --
   Payments on notes payable                                                 --              (386,004)
                                                                   ------------          ------------

                Net cash used in financing activities                  (145,290)             (379,753)
                                                                   ------------          ------------

                Net increase (decrease) in cash and cash
                  equivalents                                          (122,990)               97,480

Cash and cash equivalents at beginning of period                      1,390,415             1,194,397
                                                                   ------------          ------------

Cash and cash equivalents at end of period                         $  1,267,425          $  1,291,877
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

                               SEPTEMBER 30, 2000




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

                                     PART I

                              FINANCIAL INFORMATION

                   ITEM 1 & 2 FINANCIAL STATEMENTS (CONTINUED)

                                 XOX CORPORATION

        NOTES TO CONDENSED CONDOLIDATED FINANCIAL STATEMENTS - CONTINUED

                               SEPTEMBER 30, 2000
                                    UNAUDITED


NOTE 2 - NET INCOME PER SHARE

   The Company's basic net income per share amounts have been computed by dividing net income by the weighted average number of outstanding common shares. The Company's diluted net income per share is computed by dividing net income by the weighted average number of outstanding common shares and common share equivalents relating to stock options and warrants when dilutive. Options to purchase 505,403 shares of common stock with a weighted average exercise purchase price of $3.43 and warrants to purchase 115,822 shares of common stock with a weighted average purchase price of $9.75 were outstanding during the second quarter of 2000 but were excluded from the computation of common share equivalents because they were antidilutive. During the quarter ending September 30, 2000 the effect of all outstanding options and warrants were antidilutive.

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

                                     PART I

                              FINANCIAL INFORMATION

                     ITEM 2 FINANCIAL STATEMENTS (CONTINUED)

                                 XOX CORPORATION

        NOTES TO CONDENSED CONDOLIDATED FINANCIAL STATEMENTS - CONTINUED

                               SEPTEMBER 30, 2000
                                    UNAUDITED


   RESULTS OF OPERATIONS

   FISCAL YEAR 2000 QUARTER ENDING SEPTEMBER 30, 2000 COMPARED TO QUARTER ENDING SEPTEMBER 30, 1999

   Net revenues for the quarter ended September 30, 2000 decreased 22% to $507,875, from $653,961 reported for the same quarter ending September 30, 1999. The company believes that the primary reason for the decrease in revenues for the three months period of 2000 in comparison to the same period in 1999 is attributable to key personnel changes in our sales and marketing area as well as a scheduled and anticipated reduction in support under the company's contract with Schlumberger.

   To increase the Company's revenues in 2000, the Board and management have continued to attempt to broaden the scope of business opportunities beyond the sales of software licenses, maintenance and support agreements and royalties relating to such licenses. To that end, the company initially embarked on the development and introduction of the Company's first end user product ShapesProspector(TM), a PC Windows Compatible 3D modeling tool that performs high-speed calculations and enables the end user to input well data and build complex models. While Version 3.0 of ShapesProspector(TM) as well as a Well Planning Tool Add On are anticipated to be released in November 2000, sales have aged significantly.

   In order to address future growth of the company, the Board has appointed a new Chief Executive Officer, John Sutton, and an Executive Vice President of Business Development, Bill Fuller. Their focus will be to 1) negotiate a continuing relationship with Schlumberger, 2) seek out strategic growth opportunities through merger and/or acquisition, and 3) evaluate the positioning, sales, and marketing of ShapesProspector(TM).

   Research and development expenses increased approximately 19% to $274,772 for the quarter ended September 30, 2000, from $230,882 reported for same quarter of 1999. The research and development expenses for the quarter ended September 30, 2000 represented approximately 54% of the Company's total operating expenses. For the nine-month period ending September 30, 2000, the Company's total research and development expenses increased 12% to $844,027 from $753,733. This was primarily due to the increased development effort going into the creation of Version 3.0 of ShapesProspector(TM), and the new Well Planning Tool.

                                     PART I

                              FINANCIAL INFORMATION

                     ITEM 2 FINANCIAL STATEMENTS (CONTINUED)

                                 XOX CORPORATION

        NOTES TO CONDENSED CONDOLIDATED FINANCIAL STATEMENTS - CONTINUED

                               SEPTEMBER 30, 2000
                                    UNAUDITED


   Selling, general and administrative expenses for the quarter ended September 30, 2000 increased approximately 19% to $234,064 from $196,677 reported for the same quarter in 1999 and represented approximately 46% of the Company's total operating expenses. These increased operating expenses are due to the addition of two new key individuals, a Chief Executive Officer and Executive Vice President Business Development as well as ongoing merger and acquisition activities.

   The companies revenues and other income for the quarter ended September 30, 2000 exceeded the operating expenses for the same period and resulted in a net income of $30,293 for the quarter ended September 30, 2000. This compares to a net income of $252,144 for the same period in 1999. Thus, the Company's basic income per share for the quarter ended September 30, 2000 was $.01 compared to basic income per share of $0.08 for the quarter ended September 30, 1999.

   Interest income in the quarter ended September 30, 2000 of $31,218 resulted from the investment of the surplus cash in money market accounts and short-term certificates.

   During 2000, the Company believes that operating results could continue to vary substantially from quarter to quarter. At its current stage of operations, the Company's quarterly revenues and results of operations may be materially affected by the timing of the development, introduction and market acceptance of the Company and its end user products.

                                     PART I

                              FINANCIAL INFORMATION

                     ITEM 2 FINANCIAL STATEMENTS (CONTINUED)

                                 XOX CORPORATION

        NOTES TO CONDENSED CONDOLIDATED FINANCIAL STATEMENTS - CONTINUED

                               SEPTEMBER 30, 2000
                                    UNAUDITED


LIQUIDITY AND CAPITAL RESOURCES

   Cash and cash equivalents were $1,267,425 at September 30, 2000, compared to $1,390,415 at December 31, 1999. The difference primarily reflects a similar amount expensed to re-purchase shares of the Company's common stock since December 31, 1999. The Company's working capital was $1,567,953 at September 30, 2000 compared to working capital of $1,416,605 at December 31, 1999. The Company's accounts receivables were $276,563 on September 30, 2000 compared to accounts receivables of $191,175 at December 31, 1999.

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

          None


Item 3.   Defaults Upon Senior Securities

          None


Item 4.   Submission of Matters to a Vote of Security Holders

          None


Item 5.   Other Information

          During the third quarter, the Board of Directors appointed John Sutton as the Company's Chief Executive Officer, and Bill Fuller as the Company's Executive Vice President Business Development.


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

                                       XOX Corporation


November 14, 2000
                                       By /s/ Mark O. Senn
                                          Mark O. Senn
                                          President & COO