Form 10KSB
period 2000-12-31
XOX CORP
filed 2001-04-17
CIK 798122

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 2000
                       Commission file number 333-05112-C

                                 XOX CORPORATION
           (Name of small business issuer as specified in its charter)


                  Delaware                                 93-0898539
  (State or jurisdiction of incorporation            (I.R.S. Employer ID No.)
             or organization)

         12400 Whitewater Drive, Suite 2040, Minnetonka, Minnesota 55343
                                  952-646-1681
          (Address and telephone number of principal executive offices and principal place of business)

Securities registered pursuant to Section 12(g) of the Exchange Act:

(1) Units, each unit consisting of one share of Common Stock, $.025 par value, and one Redeemable Common Stock Purchase Warrant.

(2)  Common Stock, $.025 par value.

(3)  Redeemable Common Stock Purchase Warrants.

Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

As of March 14, 2001, the Issuer had 2,977,346 shares of common stock, $.025 par value, outstanding. The aggregate market value of such common stock, excluding outstanding shares beneficially owned by affiliates, as of March 14, 2001, (based on the average closing bid and asked prices as of March 14, 2001, as reported by the OTC Bulletin Board), was approximately $1,488,673.

DOCUMENTS INCORPORATED BY REFERENCE: None

Transitional Small Business Disclosure Format (check one): Yes ___; No _X_

                                     PART I

     This Form 10-KSB contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," or "continue" or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including, but not limited to, the risk factors set forth in the "Risk Factors" section of the Company's Registration Statement on Form SB-2 (File No. 333-05112-C). The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1. DESCRIPTION OF BUSINESS

     XOX Corporation (the "Company" or "XOX" [pronounced zocks]) designed, developed and marketed proprietary geometric computer software that creates virtual mock-ups or models which capture the complete geometry of objects or spatial areas of interest. These virtual mock-ups or models are used for visual analysis or to simulate physical phenomena in a diverse set of disciplines including geosciences and medical applications.

     Uses of geometric computer software include, but are not limited to, geophysical software (such as oil-field modeling), computer aided design ("CAD"), computer aided engineering ("CAE"), geographical information systems ("GIS"), medical image processing, industrial and graphics arts design and animations as well as scientific visualization and analysis.

     The Company was incorporated under the laws of the state of Delaware on September 16, 1985.

     For the past several years, the Company focused a significant portion of its development and marketing resources in the area of geosciences and the creation of a PC based product. During 1999, the Company introduced its first end user product in the geoscience market, SHAPES PROSPECTOR(TM). SHAPES PROSPECTOR is a Windows Based PC application designed to be easy to use and affordably priced. The Company also continued to service its contract with Schlumberger GeoQuest ("Schlumberger") for support, development and maintenance services.

NEW DEVELOPMENTS

     On December 22, 2000, the Company announced that, as a result of a strategic review, it will exit the geoscience business effective as of December 31, 2000. It was determined by management that the geoscience products and services do not meet the growth thresholds expected by the shareholders. As such, the Company intends to fulfill its current contract obligations to support current customers and seek an orderly exit. The Board of Directors has also directed management to explore all strategic options including, but not limited to, merging with or acquiring another entity or liquidating the Company.

     As a result of the decision to exit the geoscience line of business, XOX closed its software engineering operations at its Bloomington, Minnesota headquarters, its research and maintenance facilities in Bangalore, India, and its geoscience-related sales offices in Houston, Texas. Further, the Company entered into an agreement with GeoSmith Consulting Group LLC ("GeoSmith") (an entity comprised largely of former employees of the Company's software engineering staff) under which GeoSmith will provide ongoing maintenance, development and support of XOX's technologies and secure the technical resources necessary for the Company to meet its contractual obligations and provide its customers with quality support and future services.

     The operating results of the geoscience business have been presented as discontinued operations in the Company's financial statements included herein.

PRODUCTS

Historically, the Company received revenues from the marketing of three products:

(1)   SHAPESPROSPECTOR(TM), an end user product for geologists.
(2) SHAPES(R) Geometric Computing System, a core geometric modeling technology applicable to diverse industries.
(3) Consulting and support services targeted at current and potential users of SHAPES functionality.

These three products are briefly described below

     SHAPESPROSPECTOR

     In September 1999, the Company released its first end-user product, SHAPESPROSPECTOR(TM). Such product was developed to enable geologists to create complex three dimensional, earth models from well-log and seismic interpretations using two and three dimensional modeling techniques for analysis and presentation purposes.

     SHAPES

     The Company's principal technology, the SHAPES(R) Geometric Computing System ("SHAPES"), is licensed to software applications developers primarily in the geosciences medical industries. Such licensees imbed SHAPES within their application software as a sub-module to handle geometric modeling needs required by such application software.

     SHAPES and associated modules perform most of the work related to the modeling and analyzing of the geometry of areas or objects of interest in the computer. Since its inception, SHAPES has been distinguished from other competing technologies because of its ability to handle more complex modeling requirements than the surface- or solids-modeling systems that exist in the CAD and other industries. In the CAD industry, for example, vendors have used technologies developed in the late 1970's and early 1980's and a subset of geometric shapes (called B-splines or NURBs) for the purpose of designing manufactured solid objects, such as automobile parts and airplane parts. These technologies are less useful for modeling objects in the geosciences or medical domains. Similarly, technologies in medical or geosciences domains have used ad-hoc techniques for creating and working with geometry that do not allow sophisticated analysis of the relations between the geometric objects (topology). Since its inception, SHAPES, on the other hand, has been based on a more general model for geometry and topology that allows it to function efficiently as enabling technology for a variety of areas ranging from CAD/CAM and geosciences to medical modeling.

     SUPPORT AND CONSULTING SERVICES

     XOX provided geometry consulting and custom development services to clients in various industry segments. Such services related primarily to the incorporation of relevant parts of the Company's SHAPES product or GeoScience specific modules into clients' products. These services tend to range in scope from telephone hot-line support to the custom development of a complete application on contract from the client.

MARKETS AND APPLICATIONS

     Until the early 1990's, the Company focused its marketing efforts principally on software developers in the CAD market, achieving modest acceptance. Since that time, the Company has explored market areas other than CAD, including Oil and Gas Exploration and Production (E&P), Geographical Information Systems and Remote Sensing, Medical Imaging, Scientific Visualization and Analysis software.

     The geosciences industry represented the largest number of active developers of SHAPES-based products, including Shell International Exploration & Production B.V ("Shell Oil"), Schlumberger Corporation ("Schlumberger") and Seismic Micro Technologies. In addition, the Company's SHAPESPROSPECTOR product was directly marketed to users within oil companies.

     The end-users of these products, principally oil exploration and oil producing companies, invest heavily in computer technology to aid in the location of new oil fields and to enhance the production and extraction of petroleum from existing oil fields. The recent years have seen a shift in this industry towards greater acceptance and accelerated incorporation of three dimensional technology into production use.

CUSTOMERS

     Over 20 software development entities licensed the SHAPES core technology for incorporation into larger software applications. These include original equipment manufacturers (OEM) such as Schlumberger, partners such as Seismic Micro Technologies, Evans and Sutherland and universities such as Stanford University and Rensselaer Polytechnic Institute.

     For the fiscal years ended December 31, 2000 and 1999, revenues from Schlumberger were $2,027,191 in 2000 and $2,324,716 in 1999, and revenues from Shell Oil were zero in 2000 and $229,500 in 1999. Revenues from these two customers represent approximately 91% of 2000 revenues and 97% of 1999 revenues, included as part of discontinued operations.

LICENSE AGREEMENTS

     The Company has entered into license agreements with its customers. License agreements provide that each customer is entitled to utilize the Company's proprietary technology as an end-user application or in the development of the customer's product.

COMPETITION

     For the SHAPESPROSPECTOR product, the known competition included Petrel, Paradigm Geophysical, Dynamic Graphics, A2D Inc, and Geographix. These competitors all provide similar features to SHAPESPROSPECTOR and have an established market share.

     In the geophysical market, the GoCad Research Program was the Company's primary competitor. GoCad is a consortium based at the University of Nancy in France which includes several large petroleum companies and a large French geophysical software company. The consortium's GoCad software product is designed specifically for geophysical modeling and has significant technical strengths in the area of surface or boundary representations, which is required in geophysical modeling. In addition, internal development is a strong alternative for application vendors who the Company was trying to convert into partners.

RESEARCH AND DEVELOPMENT

     The Company's expenditures on research and development were $1,221,000 for the year ending December 31, 2000 and $1,029,000 for the year ending December 31, 1999. As a result of the Company's decision to exit the geoscience business, the Company has suspended all research and development activities.

PATENTS AND PROPRIETARY TECHNOLOGY

     The Company relies upon patents, patent applications, trademark, copyright and trade secret laws, employee and third party non-disclosure agreements and other methods to protect its proprietary rights. The Company currently holds two United States patents relating to intersection algorithms and one patent approved for issuance relating to the microtopology module. There can be no assurance any future patent applications will be granted or that any current or future patent, regardless of whether the Company is an owner or a licensee of such patent, will not be challenged, invalidated or circumvented or that the rights granted thereunder or under licensing agreements will provide competitive advantages to the Company.

EMPLOYEES

     As of the date of this Form 10-KSB, the Company employs three full time people, two of whom are key employees. No employee of the Company is represented by a labor union and the Company is not subject to a collective bargaining agreement. All key employees of the Company are covered by agreements containing confidentiality and non-compete provisions.

ITEM 2. DESCRIPTION OF PROPERTY

     The Company currently leases, on a month-to-month basis, approximately 3750 square feet of commercial office space at 12400 Whitewater Drive, Suite 2040, Minnetonka, Minnesota 55343. The Company intends to enter into a lease through March 31, 2004 and further intends to sublease approximately half of the space to GeoSmith. The proposed sublease has a term through March 31, 2004, with an early termination option upon providing 180 days notice. The annual rental payment on these premises is approximately $55,200, plus utilities for the term of the lease. This rental payment would be offset by sublease income at an annualized rate of $27,600, plus a sharing of expenses for the term of the sublease. The Company currently does not maintain any investment in real estate or related industries. The Company believes that the property is adequately covered by insurance.

ITEM 3. LEGAL PROCEEDINGS

     To the best of its knowledge, the Company is not involved in any pending or threatened litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.



                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     From September 11, 1996 (the date of the Company's initial public offering of its Units, each Unit consisting of one share of Common Stock, $.025 par value, and one Redeemable Common Stock Purchase Warrant) through March 11, 1997, the Company's Units were traded in the over-the-counter market and quoted on the NASDAQ SmallCap Market under the symbol XOXCU. On or about March 11, 1997, the Common Stock and Redeemable Warrants became separately tradable and were approved for listing on the NASDAQ SmallCap Market under the symbols XOXC and XOXCW, respectively.

     Effective February 12, 1998, the Company's securities were identified with a fifth character "C" ("conditional") appended to its symbol pending satisfaction of certain listing conditions of NASDAQ Listing Qualifications Panel. On March 31,1998, the Company informed the NASDAQ SmallCap Market Inc. that it would not be able to satisfy the conditions for continued listing on the NASDAQ SmallCap Market imposed by the NASDAQ Listing Qualifications Panel. As a result, the Company's securities were delisted from trading on the NASDAQ SmallCap Market and are now quoted on the OTC Bulletin Board. The following table sets forth, for the periods indicated, the high and low bid prices for the Company's Common Stock as reported by OTC Bulletin Board. Such quotations represent interdealer prices, without retail markup, markdown or commission, and do not necessarily represent actual transactions.

                                  HIGH           LOW
1999
First Quarter                   $1.250         $0.875
Second Quarter                  $1.310         $0.875
Third Quarter                   $2.870         $1.310
Fourth Quarter                  $2.500         $1.870

2000
First Quarter                   $4.375         $2.500
Second Quarter                  $4.250         $2.438
Third Quarter                   $2.438         $1.375
Fourth Quarter                  $1.275         $0.750

     On November 25, 1997, the Company's Board of Directors approved the private placement of up to 100,000 shares of the Company's unregistered Common Stock to members of the Company's Board of Directors at a price of $1.50 per share (the "Private Placement"). Each member of the Board of Directors received an offer to purchase his proportional share of the Private Placement. Messrs. Steven Liefschultz and Bernard Reeck agreed to participate in the Private Placement, with each purchasing 50,000 shares of such common stock. The total offering price for the Private Placement was $150,000, and the securities were sold pursuant to exemptions under Sections 4(2) and 4(6) of the Securities Act of 1933, as amended, as well as pursuant to Rules 504 and 506 of Regulation D.

     As of March 14, 2001, there were (a) 2,977,346 shares of common stock outstanding, held of record by approximately 180 registered shareholders, (b) outstanding options to purchase an aggregate of 862,800 shares of Common Stock, and (c) outstanding warrants to purchase an aggregate of 106,766 shares of Common Stock. The Company has not declared or paid any cash dividends on its Common Stock since its inception and does not intend to pay any dividends for the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

FISCAL YEAR 2000 COMPARED TO FISCAL YEAR 1999

     The following discussions should be read in connection with the Company's consolidated financial statements and related notes thereto on pages F1 - F13 herein.

     During December 2000, the Company entered into a formal plan for exiting the geoscience business. As a result, 1999 financial statements have been restated to present the operating results of its geoscience business as discontinued operations.

     Income from continuing operations, consisting solely of interest income, for fiscal year 2000 increased approximately 24% to $86,794 from $69,747 in fiscal year 1999. The reason for the increase was due primarily to higher interest rates earned in money market accounts and short-term commercial paper from invested excess funds.

     During fiscal year 1999, pursuant to an initiative by the Company's Board of Directors, the entire remaining principle balance of the Company's outstanding long-term debt was repaid for a reduced amount resulting in an extraordinary gain of $110,245.

DISCONTINUED OPERATIONS

     Revenues related to the geosciences line of business were $2,222,591 in 2000 and $2,621,085 in 1999. Geosciences operating expenses were $2,261,104 in 2000 and $1,905,626 in 1999. This contributed to a loss from operations from the geosciences line of business during 2000 of $37,387, as compared to earnings of $747,963 during 1999. The reason for this decrease is attributed primarily to the write-off of accounts receivable in 2000 of approximately $160,000, and sales and marketing expenses of approximately $189,000 related to SHAPESPROSPECTOR, with no SHAPESPROSPECTOR revenues in 2000.

     The loss on the discontinuation of the geosciences line of business recognized during fiscal year 2000 of $122,470 represents management's best estimate of net operating losses during the phase-out period (expected through May of 2001), net of $50,000 of estimated operating income during the phase-out period.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $1,378,531 at December 31, 2000, compared to $1,390,415 at December 31, 1999. The Company had net liabilities of discontinued operations of $121,453 at December 31, 2000, compared to net assets of discontinued operations of $85,016 at December 31, 1999.

     The Company has no remaining debt as of December 31, 2000, and it anticipates that it will not make any capital expenditures in 2001.

     The Company estimates that its current cash balance will be sufficient to fund its remaining operations needs through fiscal year 2001. Development and completion of any future strategic option involving the Company may require additional funds, which could be provided from debt and/or equity financing.

ITEM 7. FINANCIAL STATEMENTS

     The following consolidated financial statements of the Company and related report of Independent Certified Public Accountants are included herein on the pages indicated below:

                                                                            Page

Report of Independent Certified Public Accountants.........................  F-1

Consolidated Balance Sheets as of December 31, 2000 and 1999...............  F-2

Consolidated Statements of Operations for the years ended December 31,
  2000 and 1999............................................................  F-3

Consolidated Statement of Stockholders' Equity for the years ended
  December 31, 2000 and 1999...............................................  F-4

Consolidated Statements of Cash Flows for the years ended December 31,
  2000 and 1999............................................................  F-5

Notes to the Consolidated Financial Statements.............................  F-6

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On May 18, 1999, the Company dismissed Ernst & Young LLP as its independent accountant. The Board of Directors of the Company recommended the decision. There were no disagreements with Ernst & Young LLP on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedures.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a) DIRECTORS, EXECUTIVE OFFICERS AND OTHER SIGNIFICANT EMPLOYEES

     The directors and executive officers of the Company are as follows:

                                                                        Director
Name                    Age    Position                                  Since
----                    ---    --------                                 --------

Steven B. Liefschultz    52    Chairman of the Board and Director         1997

Bernard J. Reeck         72    Director                                   1997

Craig Gagnon             60    Director                                   1998

Peter Dahl               33    Director                                   1998

Layton G. Kinney         67    Director                                   1999

Brian D. Zelickson       40    Director                                   2000

Mark O. Senn             52    President and Chief Operating Officer      N/A

John R. Sutton           39    Chief Executive Officer                    N/A

William F. Fuller        46    Executive Vice President                   N/A



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

MARK O. SENN was promoted from Executive Vice President and Chief Operating Officer to President and Chief Operating Officer on June 1, 1999. Mr. Senn has 20 years of operations and management experience in both the private and public sector. His experience includes VP and General Manager of Oxford Properties, Inc. and President of Marcus Corporation. Mr. Senn terminated his employment with the company effective December 31, 2000.

JOHN R. SUTTON was appointed Chief Executive Officer in August 2000. Mr. Sutton has 16 years of senior executive and consulting experience with fast growth enterprises in the high technology, medical technology, industrial products, and consumer products industries. His experience includes President/CEO of The Value Group, a management intervention and investment firm specializing in emerging and growth companies; Group Vice President of Republic Industries (AutoNation, Inc.), an international automotive retail, rental, and service company; partner and various business unit leadership roles with major public accounting and consulting firms (i.e., Grant Thornton LLP and Andersen Consulting, now Accenture). Mr. Sutton also serves on the Boards of several private corporations. Mr. Sutton has an engineering degree from Iowa State University.

WILLIAM F. FULLER was appointed Executive Vice President, Business Development, in August 2000. Mr. Fuller has 24 years of senior management and consulting experience with fast growth enterprises in the high technology, food technology, and medical technology industries. His experience includes Vice President of The Value Group, a management intervention and investment firm specializing in emerging and growth companies; Director of Republic Industries (AutoNation, Inc.), an international automotive retail, rental, and service company; senior management roles with Grant Thornton LLP; and senior management positions with Sandoz Nutrition (Novartis). Mr. Fuller has a food science degree from University of Minnesota.

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

     To the Company's knowledge, based upon a review of the copies of such reports furnished to the Company, no other reports were required during the year ended December 31, 2000, and none of the Company's directors, executive officers or beneficial owners of greater than 10% of the Company's Common Stock failed to file on a timely basis the forms required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

     The following table provides certain summary information for the years indicated concerning executive compensation paid or accrued by the Company to the Company's Chief Executive Officer, and other executive officers whose salary and bonus compensation exceeded $100,000 during the fiscal year ended December 31, 2000 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                  LONG TERM
                                     ANNUAL COMPENSATION     COMPENSATION AWARDS
                                     ------------------      -------------------

                                 FISCAL                           SECURITIES
NAME AND PRINCIPAL POSITION      YEAR     SALARY      BONUS   UNDERLYING OPTIONS
---------------------------      ----     ------      -----   ------------------
Mark O. Senn (1)                 2000     $97,000    $35,000             0
(President & COO)                1999     $81,250    $25,000        50,000
                                 1998     $29,900     $2,400        50,000

John Sutton (2)                  2000     $31,875         $0       125,000
(CEO)

(1) Mr. Senn served as Executive Vice President and COO from May 1998 to May 1999 and then became President & COO effective June 1, 1999 through December 31, 2000. Mr. Senn's employment with the Company terminated December 31, 2000.

(2) Mr. Sutton was named Chief Executive Officer in August 2000.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

     The following table provides information regarding stock options granted during fiscal year 2000 to the Named Executive Officers.

                             % OF TOTAL OPTIONS     EXERCISE
                  OPTIONS    GRANTED TO EMPLOYEES   PRICE
NAME              GRANTED    IN FISCAL YEAR 2000    PER SHARE    EXPIRATION DATE
----              -------    -------------------    ---------    ---------------
John Sutton       125,000             36.8%         $1.66        August 22, 2010

AGGREGATED OPTION EXERCISES DURING FISCAL YEAR 2000 AND FISCAL YEAR-END OPTION VALUES

               Number of                Number of Unexercised         Value(1) of Unexercised
               Shares                   Options at December 31,2000  Options at December 31, 2000
               Acquired      Value(1)   ---------------------------  ----------------------------
Name           on Exercise   Realized   Exercisable   Unexercisable  Exercisable    Unexercisable
----           -----------   --------   -----------   -------------  -----------    -------------
Mark O. Senn    0             0          100,000                 0     0                0

John Sutton     0             0                0           125,000     0                0

(1) Value is the difference between the exercise price of the option and the closing price of the common stock on December 29, 2000 of $0.750.

EMPLOYMENT AGREEMENTS

     Mark Senn terminated his employment with the Company effective December 31, 2000. The Company had a written agreement with Mr. Senn regarding his employment as President and Chief Operating Officer for the period June 1, 1999 through May 31, 2000.

     In August 2000, the Company entered into an employment and non-compete agreement with John Sutton under which the Company employs Mr. Sutton as its Chief Executive Officer (CEO). Under this Agreement, Mr. Sutton's base salary is $7,500 per month and bonuses are awarded at the discretion of the Board of Directors. The term of the Employment Agreement is three years. If the Company terminates Mr. Sutton without cause during the term, the Company will continue to pay Mr. Sutton's salary for six months, as a severance payment. Termination without cause requires 30 days notice to Mr. Sutton. Mr. Sutton may terminate his employment upon 180 days' notice. The Employment Agreement includes a covenant not to compete for a period of either three years from the date of the Employment Agreement or for a period of one year from the date of termination of employment, whichever is longer. Mr. Sutton was also granted a non-qualified stock option to purchase 125,000 shares of the Company's common stock for $1.66 per share, which was the fair market value at the time of the grant. Twelve thousand five hundred shares vest upon six months employment, the remaining shares vest upon meeting certain performance goals.

     Additionally, during August 2000, the Company entered into an employment and non-compete agreement with William Fuller under which the Company employs Mr. Fuller as its Executive Vice President in charge of business development. The Employment Agreement with Mr. Fuller has terms identical to the terms of the agreement with Mr. Sutton, including the grant of stock options.

DIRECTOR COMPENSATION

     The Company has a standard arrangement outlining the compensation to be given to its Board of Directors. Members of the Board (or the entities with which such directors are affiliated) do not receive any cash compensation for serving on the Board, except for reimbursement for expenses incurred in attending meetings and instead receive a non-qualified stock option to purchase 7,500 shares of the Company's common stock for each year of service on the Board. In addition, during fiscal year 2000, members of the Company's Executive Committee received stock options to purchase 15,000 shares of Common Stock at 100% of the Fair Market Value of each share at the date of grant. Each option granted to Directors on the Executive Committee vests at the end of the calendar year granted, provided that on such date the optionee has attended at least 75% of the Company's meetings of the Board of Directors.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of April 12, 2001, the number of shares of the Company's Common Stock beneficially owned by (i) each director of the Company; (ii) each of the Named Executive Officers; (iii) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock; and (iv) all executive officers and directors as a group.

                               Number of Shares of Common     Percentage of
Name                          Stock Beneficially Owned(1)     Outstanding Shares
----                          ---------------------------     ------------------

Minnesota Investment Network Corporation     190,793(2)               6.3%
111 Third Avenue South
Suite 420
Minneapolis, Minnesota 55401

Steven B. Liefschultz                        433,000(3)              13.5%
7630 West 78th Street
Bloomington, Minnesota 55401

Bernard J. Reeck                             266,128(4)               8.7%
1232 Duluth Court
St. Paul, Minnesota 55109

Peter Dahl                                    15,000(5)               *
BankWindsor
740 Marquette Ave
IDS Center
Minneapolis, Minnesota 55402

Craig Gagnon                                  45,000(6)               1.5%
Oppenheimer Wolff & Donnelly
45 South 7th Street
Suite 3400
Minneapolis, Minnesota 55402

Layton Kinney                                None owned
14458 Shady Beach Trail
Prior Lake, MN 55372

Brian D. Zelickson                             7,500(7)               *
4100 West 50th Street
Edina, MN 55424

Mark O. Senn                                 None owned
7640 West 78th Street
Bloomington, MN 55439

John Sutton                                   12,500(8)               *
5100 Mirror Lakes Drive
Minneapolis, MN 55436

Total Executive Officers and Directors       717,641(9)              21%
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

(2)  Includes 36,000 options currently exercisable.

(3) Includes 30,600 warrants issuable upon exercise of warrants and 195,000 options currently exercisable.

(4) Includes 28,000 warrants issuable upon exercise of warrants and 60,000 options currently exercisable.

(5)  Includes 15,000 options currently exercisable.

(6)  Includes 45,000 options currently exercisable.

(7)  Includes 7,500 options currently exercisable.

(8)  Includes 12,500 options currently exercisable.

(9)  Includes securities held by Minnesota Investment Network Corporation.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As noted in the descriptions below, each of the following transactions involved parties related to the Company.

Lease Agreements

     On December 2, 1997 the Company entered into a lease agreement with the Braemar Business Center, LLC regarding the leasing of the Company's office space. Prior to December 31, 1997 Mr. Steven Liefschultz, Chairman of the Company's Board of Directors, had a significant ownership interest in Braemar Center, LLC. Currently, Mr. Liefschultz has no financial interest or ownership in the Braemer Center.

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS. See Exhibit Index.

(b)  REPORTS ON FORM 8-K.

     During the quarter ended December 31, 2000, the Company filed no reports on Form 8-K with the Securities and Exchange Commission.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 17, 2001                      XOX Corporation

                                           By /s/ John Sutton
                                           Chief Executive Officer



     In accordance with the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated on April 17, 2001

                                POWER OF ATTORNEY

     Each person whose signature appears below constitutes and appoints John R. Sutton as their true and lawful attorney-in-fact and agent, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.


SIGNATURE                         POSITION
---------                         --------


/s/ Steven B. Liefschultz
Steve Liefschultz.                Chairman of the Board

/s/ Bernard J. Reeck
Bernard J. Reeck                  Director

/s/ Peter Dahl
Peter Dahl                        Director

/s/ Craig Gagnon
Craig Gagnon                      Director

/s/ Layton Kinney                 Director
Layton Kinney

/s/ Brian Zellickson              Director
Brian Zellickson

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
XOX Corporation

                  We have audited the accompanying consolidated balance sheets of XOX Corporation and subsidiary as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

                  We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of XOX Corporation and subsidiary as of December 31, 2000 and 1999, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                        /s/ Grant Thornton LLP



Minneapolis, Minnesota
February 5, 2001

                                 XOX CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2000 AND 1999

                ASSETS                                         2000             1999
                                                           ------------     ------------
CURRENT ASSETS
   Cash and cash equivalents                               $  1,378,531     $  1,390,415
                                                           ------------     ------------

                Total current assets                          1,378,531        1,390,415

OTHER ASSETS
   Net assets of discontinued operations                             --           85,016
                                                           ------------     ------------

                                                           $  1,378,531     $  1,475,431
                                                           ============     ============

                LIABILITIES AND
                   STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Net liabilities of discontinued operations              $    121,453     $         --
                                                           ------------     ------------

                Total current liabilities                       121,453               --

STOCKHOLDERS' EQUITY
   Undesignated - 10,000,000 shares                                  --               --
   Common stock, $.025 par value; 20,000,000 shares
      authorized; 2,977,346 and 3,096,378 shares issued
      and outstanding at December 31, 2000 and 1999              74,432           77,408
   Additional paid-in capital                                12,627,784       12,770,098
   Accumulated deficit                                      (11,445,138)     (11,372,075)
                                                           ------------     ------------
                                                              1,257,078        1,475,431
                                                           ------------     ------------

                                                           $  1,378,531     $  1,475,431
                                                           ============     ============


The accompanying notes are an integral part of these statements.

                                 XOX CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                 2000             1999
                                                             ------------     ------------
Interest income                                              $     86,794     $     69,747
                                                             ------------     ------------

                Earnings from continuing operations                86,794           69,747

Discontinued operations:
   Earnings (loss) from operations of geosciences line of
      business, net of applicable income taxes of $15,000
      in 1999                                                     (37,387)         747,963
   Loss on shut-down of geosciences line of business,
      net of $50,000 of estimated operating income
      during the phase-out period                                (122,470)              --
                                                             ------------     ------------
                                                                 (159,857)         747,963
                                                             ------------     ------------

                Earnings (loss) before extraordinary item         (73,063)         817,710

Extraordinary item - gain on extinguishment of debt                    --          110,245
                                                             ------------     ------------

                NET EARNINGS (LOSS)                          $    (73,063)    $    927,955
                                                             ============     ============

Earnings (loss) per share - basic
   Continuing operations                                     $       0.03     $       0.02
   Discontinued operations                                          (0.05)            0.24
   Extraordinary item                                                  --             0.04
                                                             ------------     ------------
   Net earnings (loss)                                       $      (0.02)    $       0.30
                                                             ============     ============

Earnings (loss) per share - diluted
   Continuing operations                                     $       0.03     $       0.02
   Discontinued operations                                          (0.05)            0.24
   Extraordinary item                                                  --             0.03
                                                             ------------     ------------
   Net earnings (loss)                                       $      (0.02)    $       0.29
                                                             ============     ============

Weighted average shares outstanding:
   Basic                                                        2,985,121        3,077,433
   Diluted                                                      3,142,384        3,149,127
                                                             ============     ============


The accompanying notes are an integral part of these statements.

                                 XOX CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 1999 AND 2000

                                         Common stock               Additional                           Total
                                 -----------------------------        paid-in       Accumulated      stockholders'
                                    Shares           Amount           capital         deficit           equity
                                 ------------     ------------     ------------     ------------     ------------
Balance at January 1, 1999          3,072,901     $     76,821     $ 12,735,470     $(12,300,030)    $    512,261

   Exercise of stock warrants          22,277              557           32,858               --           33,415

   Exercise of stock options            1,200               30            1,770               --            1,800

   Net earnings                            --               --               --          927,955          927,955
                                 ------------     ------------     ------------     ------------     ------------

Balance at December 31, 1999        3,096,378           77,408       12,770,098      (11,372,075)       1,475,431

   Repurchase of common stock        (121,032)          (3,026)        (148,264)              --         (151,290)

   Exercise of stock options            2,000               50            5,950               --            6,000

   Net loss                                --               --               --          (73,063)         (73,063)
                                 ------------     ------------     ------------     ------------     ------------

Balance at December 31, 2000        2,977,346     $     74,432     $ 12,627,784     $(11,445,138)    $  1,257,078
                                 ============     ============     ============     ============     ============


The accompanying notes are an integral part of these statements.

                                 XOX CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                                                                 2000             1999
                                                             ------------     ------------
Cash flows from operating activities:
   Net earnings (loss)                                       $    (73,063)    $    927,955
   Adjustments to reconcile net earnings (loss) to
     net cash provided by operating activities:
       Gain on extinguishment of debt                                  --         (110,245)
       Net change in discontinued operations                      211,471         (252,437)
                                                             ------------     ------------

                Net cash provided by operating activities         138,408          565,273

Cash flows from investing activities:
   Purchase of equipment for discontinued operations               (5,002)         (18,466)
                                                             ------------     ------------

                Net cash used in investing activities              (5,002)         (18,466)

Cash flows from financing activities:
   Proceeds from exercise of stock options and warrants             6,000           35,215
   Repurchase of common stock                                    (151,290)              --
   Payment of long-term obligations                                    --         (386,004)
                                                             ------------     ------------

                Net cash used in financing activities            (145,290)        (350,789)
                                                             ------------     ------------

                Net increase (decrease) in cash
                   and cash equivalents                           (11,884)         196,018

Cash and cash equivalents at beginning of year                  1,390,415        1,194,397
                                                             ------------     ------------

Cash and cash equivalents at end of year                     $  1,378,531     $  1,390,415
                                                             ============     ============

Cash paid for:
   Interest                                                  $         --     $     21,220
   Income taxes                                                        --           10,364


The accompanying notes are an integral part of these statements.

                                 XOX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2000 AND 1999



NOTE A - NATURE OF BUSINESS AND DISCONTINUED OPERATIONS

   Background

   XOX Corporation ("the Company") has designed, developed and marketed proprietary software for creating virtual mock-ups or models that capture the complete geometry of objects or spatial areas of interest, primarily in the geoscience industry. During 1999, XOX Corporation incorporated a wholly-owned subsidiary, XOX Technologies India, PUT LTD located in Bangalore India to aid in research and maintenance of the Company's products.

   Discontinued Operations and Restatement

   On December 18, 2000, the Company formally adopted a plan to exit its geoscience business and has established a provision of $122,470 as of December 31, 2000 for operating losses during the phase-out period (expected through May of 2001). In conjunction with the decision to discontinue its geoscience business, the subsidiary in India has ceased operations.

   The Company has restated the 1999 financial statements to present the operating results of its geoscience business as discontinued operations. The components of net assets (liabilities) of discontinued operations included in the Company's consolidated balance sheets as of December 31 are as follows:

                                                            2000          1999
                                                          ---------    ---------
     ASSETS
       Accounts receivable                                $      --    $ 191,175
       Prepaid expenses                                      11,261       16,735
       Property and equipment                                41,579       58,827
                                                          ---------    ---------

                                                          $  52,840    $ 266,737
                                                          =========    =========

     LIABILITIES
       Accounts payable                                   $  81,109    $  10,155
       Accrued payroll expenses                              88,724       48,782
       Other accrued expenses                                 4,460       26,385
       Deferred revenue                                          --       96,399
                                                          ---------    ---------
                                                            174,293      181,721
                                                          ---------    ---------

     Net assets (liabilities) of discontinued operations  $(121,453)   $  85,016
                                                          =========    =========

   Summarized financial information for the operations of the geosciences business are as follows:

                                                        2000           1999
                                                    -----------     -----------

     Revenues                                       $ 2,222,591     $ 2,621,085
     Operating expenses                              (2,261,104)     (1,905,626)
     Interest expense                                      (482)        (12,848)
     Other, net                                           1,608          60,352
     Income taxes                                            --         (15,000)
                                                    -----------     -----------

     Earnings (loss) from operations of the
        geosciences line of business                $   (37,387)    $   747,963
                                                    ===========     ===========

   Included in operating expenses above in 2000 was approximately $160,000 of accounts receivable written off during the fourth quarter.


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

   The Company maintains a significant portion of their cash and cash equivalents at one financial institution, located in Minneapolis, Minnesota which may, at times, exceed federally insured amounts. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.

   Revenue Recognition

   The Company recognized revenues from software sales upon delivery in instances where the Company had evidence of a contract, the fee was fixed and determinable and collection was probable. Revenues earned from customer support (i.e., long-term maintenance contracts) were recognized over the life of the contract on a straight-line method. Consulting revenues were recognized as worked is performed. The Company also earned royalty fees from the incorporation of its products into other vendors' software. Such revenue was recognized upon delivery of the end product. All geoscience software, royalty and consulting revenues recognized during 2000 and 1999 have been classified as discontinued operations in the consolidated statements of operations.

   Earnings Per Share

   Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares outstanding and common share equivalents when dilutive.

   Options to purchase 762,800 shares of common stock with a weighted average exercise purchase price of $2.35 and warrants to purchase 106,766 shares of common stock with a weighted average purchase price of $9.83 were outstanding during 2000 but were excluded from the computation of common share equivalents because they were antidilutive.

   Options to purchase 404,403 shares of common stock with a weighted average exercise purchase price of $3.56 and warrants to purchase 161,022 shares of common stock with a weighted average purchase price of $7.89 were outstanding during 1999 but were excluded from the computation of common share equivalents because they were antidilutive.

   Stock-Based Compensation

   The Company utilizes the intrinsic value method of accounting for employee stock based compensation. Pro forma information related to the fair value based method of accounting is contained in Note C.

   Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


NOTE C - STOCKHOLDERS' EQUITY

   Stock Options

   The Company maintains the 1996 Omnibus Stock Plan (the Plan) under which 1,000,000 shares were reserved for either incentive options or nonqualified options. The Plan requires that the option price of incentive stock options be not less than 100% of the fair market value of the Company's common stock on the date of grant and may remain outstanding up to ten years from the date of grant. Nonqualified options must be priced not less than 85% of the fair market value of the Company's common stock on the date of grant. At December 31, 2000 the Company had 365,583 options available for grant under the Plan.

   A summary of the Company's stock option activity, including options outstanding from previous option plans, is as follows:

                                                                Weighted average
                                                     Shares      exercise price
                                                   ----------    --------------

     Outstanding at January 1, 1999                   780,337          $3.23
       Granted                                        239,000           1.42
       Exercised                                       (1,200)          1.50
       Canceled                                      (265,233)          3.74
                                                   ----------          -----
     Outstanding at December 31, 1999                 752,904           2.48
       Granted                                        340,000           1.90
       Exercised                                       (2,000)          3.00
       Canceled                                       (82,104)          4.31
                                                   ----------          -----
     Outstanding at December 31, 2000               1,008,800          $2.13
                                                   ==========          =====

   Outside the Plan and previous plans, the Company has 104,000 options outstanding to purchase shares of common stock with a weighted average exercise price of $2.21 per share.

   The following table summarizes information about Plan options outstanding and exercisable at December 31, 2000:

                                    Options outstanding             Options exercisable
                           ------------------------------------   ----------------------
                                          Weighted
                                           average     Weighted                 Weighted
                                          remaining     average                  average
            Range of          Number     contractual   exercise     Number      exercise
        exercise prices    outstanding       life        price    exercisable     price
        ---------------    -----------   -----------   --------   -----------   --------
         $1.06 - $2.56       853,100       7 years       $1.80      603,100       $1.85
         $3.00 - $4.50        96,334       4 years        3.50       96,334        3.50
         $4.75 - $6.50        59,366       6 years        4.75       59,366        4.75
                           ---------                               --------
                           1,008,800                                758,800
                           =========                               ========

   Pro Forma Disclosures

   The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk free-interest rate in 2000 and 1999 of 6%; no dividend yield; volatility factor of the expected market price of the Company's common stock in 2000 and 1999 of 20% and 80%, and a weighted-average expected life of the option of 10 years.

   The Company's pro forma information, assuming the fair value method had been used, is as follows:

                                                            2000         1999
                                                         ---------    ---------
     Pro forma loss from continuing operations           $ (70,844)   $ (82,686)
     Pro forma loss from continuing operations
       per common share - basic and diluted                 $(0.02)      $(0.03)
     Pro forma net earnings (loss)                       $(230,701)    $775,522
     Pro forma net earnings (loss) per common share
       Basic                                                $(0.08)       $0.25
       Diluted                                              $(0.07)       $0.24

   Warrants

   The Company has also issued warrants in connection with debt and equity offerings with summarized activity as follows:

                                                 Warrants
                                                outstanding           Price
                                              and exercisable       per share
                                              ---------------    --------------

         Balance at January 1, 1999              1,139,710       $1.50 - $15.00

           Exercised                               (22,277)           1.50

           Canceled                               (956,411)       1.50 - 8.00
                                                 ---------

         Balance at December 31, 1999              161,022        3.00 - 15.00

           Canceled                                (54,256)       3.00 - 9.10
                                                ----------

         Balance at December 31, 2000              106,766       $4.50 - $15.00
                                                ==========

   All warrants outstanding at December 31, 2000 expire in 2001.


NOTE D - INCOME TAXES

   At December 31, 2000, the Company has net operating loss (NOL) carryforwards of approximately $9,100,000 available to offset future taxable income through 2012. These NOL's are subject to annual utilization limitations due to changes in the equity ownership of the Company. Income taxes in 1999 consists of federal and state alternative minimum tax.

   The tax effects of temporary differences giving rise to deferred income taxes are as follows:

                                                       2000             1999
                                                   -----------      -----------
     Deferred tax assets:
       Net operating loss carryforwards            $ 3,760,000      $ 3,556,000
       Research and development credits                299,000          271,000
       Other                                            16,000           72,000
                                                   -----------      -----------
                                                     4,075,000        3,899,000
     Less valuation allowance                       (4,075,000)      (3,899,000)
                                                   -----------      -----------

                                                   $        --      $        --
                                                   ===========      ===========

   The Company's provision for income taxes related to continuing operations differs from the statutory federal income tax as follows:

                                                         2000            1999
                                                       --------        --------

     Tax at federal statutory rate                     $ 29,500        $ 23,700
     State income taxes                                   5,200           4,200
     Net operating loss carryforward                    (34,700)        (27,900)
                                                       --------        --------

                                                       $     --        $     --
                                                       ========        ========


NOTE E - LEASES

   The Company leased office space in Houston, Texas under an operating lease agreement, but has closed this office as part of its exit from the geoscience business. Future minimum lease commitments for this operating lease is $20,284 through May 2001. Additionally, the Company rents office space in suburban Minneapolis on a month-to-month basis from an entity affiliated with certain members of the Company's board of directors.

   Rent expense on operating leases for the years ended December 31, 2000 and 1999 was $97,410 and $63,792.

NOTE F - EXTRAORDINARY ITEM

   Long-term obligations of $496,249 were outstanding at December 31, 1998, and consisted of various notes to directors, officers, stockholders, and employees of the Company with interest at prime plus 2%. During 1999, pursuant to an initiative by the Company's board of directors, the entire remaining principal balance was repaid for $386,004 resulting in an extraordinary gain of $110,245.

                                 XOX CORPORATION
                                EXHIBIT INDEX TO
                FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2000


Item No.             Title of Document                                                      Method of Filing
--------             -----------------                                                      ----------------
3.1    Amended and Restated Certificate of Incorporation...........................................*

3.2    Amended and Restated Bylaws ................................................................*

10.1#  License Agreement between ANSYS, Inc. (formerly Swanson
       Analysis Systems, Inc.) and the Company, dated February 9, 1993.............................*

10.2#  Software License Agreement between Landmark Graphics, Inc. and the Company, dated January 1, 1995 .........................................................*

10.3#  Software License Agreement between Schlumberger Corporation and the
       Company, dated October 14, 1994 ............................................................*

10.4#  Software License Agreement between CogniSeis Development, Inc.
       and the Company dated July 10, 1995 ........................................................*

10.5   Employment Agreement between John Sutton and the Company, dated August 22, 2000.............Filed herewith electronically

10.6   Employment Agreement between William Fuller and the Company, dated August 22, 2000..........Filed herewith electronically

10.7   XOX Corporation 1996 Omnibus Stock Plan.....................................................*

10.8   XOX Corporation 1987 Incentive Stock Option Plan and Agreement..............................*

10.9   XOX Corporation 1987 Non-Qualified Stock Option Plan and Agreement .........................*

10.10# Software License Agreement between CADKEY, Inc. and the
       Company, dated September 27, 1990 ..........................................................*

10.11# Software License Agreement between Schlumberger/Geco-Prakl and the Company, dated November 30, 1993 ...................................................*

10.12# Software License Agreement between Shell Oil and the Company, dated October 7, 1994 ......................................................................*

10.13# Confidential Disclosure Agreement between Fairfield Imaging-
       VoluMetrix and the Company, dated October 17, 1995 .........................................*

10.14# Distribution License Agreement between TechSoft
       GmbH, SAPEX and the Company, dated April 18, 1995 ..........................................*

10.15# Marketing and Support Agreement between TechSoft GmbH and the Company, dated October 1, 1994 .........................................................*

10.16# Development and License Agreement between Visual Software,
       Inc. and the Company, dated November 28, 1995 ..............................................*

10.17# International Distribution Agreement between Unitechnic SA and the Company, dated June 1, 1996 ............................................................*

10.18# Software License Agreement between Evans and Sutherland
       Corporation and the Company, dated January 9, 1996 .........................................*

10.19  Source Code Licensing Agreement between VoluMetrix and the
       Company, dated October 31, 1996.............................................................*

10.20  Software, Purchase Agreement between
       Jacques E. Gavois and the Company, dated December 1, 1996...................................*

10.21# SURFER Software License Agreement between Shell Oil
       Company and the Company, dated October 3, 1996..............................................*

10.22# XOX Corporation and Shell International Exploration and
       Production B.V. Consultancy Agreement, dated December 19, 1997..............................**

10.23# XOX Corporation and GeoQuest Agreements, dated July 24, 1998................................***

16.1   Letter on change in certifying accountant...................................................****

21.1   Subsidiaries of the Registrant..............................................................Filed herewith electronically

23.1   Consent of Grant Thornton LLP...............................................................Filed herewith electronically

24.1   Power of Attorney..........................................................Included in signature page of this Form 10-KSB

* Incorporated by reference to the Company's Registration Statement on Form SB-2, SEC file number 333-05112-C.

** Incorporated herein by reference to the Company's filing on Form 10-KSB for the fiscal year ended December 31, 1997.

*** Incorporated herein by reference to the Company's filing on Form 10-Q for quarter ended June 30, 1998.

**** Incorporated herein by reference to the Company's filing on Form 8-K dated
     May 25, 1999.

# Confidential Treatment Requested pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, confidential portions of the exhibits have been deleted and filed separately with the Securities and Exchange Commission.