Form 10QSB
period 2001-03-31
XOX CORP
filed 2001-05-15
CIK 798122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2001


                         Commission file number 0-28610

                                 XOX CORPORATION
           (Name of small business issuer as specified in its charter)

       Delaware                                        93-0898539
(State or jurisdiction of                          (I.R.S. Employer
incorporation or organization)                    Identification No.)

         12400 Whitewater Drive, Suite 2040, Minnetonka, Minnesota 55343
                                 (952) 646-1681
          (Address and telephone number of principal executive offices and principal place of business)

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

Common Stock, $.025 Par Value - 2,977,346 shares outstanding as of May 2, 2001.

Transitional Small Business Disclosure Format (check one):  Yes ___   No _X_

                                 XOX CORPORATION
                                      INDEX



                                                                        Page No.
                                                                        --------
PART I.   FINANCIAL INFORMATION
          Item 1. Financial Statements

            Balance Sheets as of March 31, 2001
            and December 31, 2000                                              3

            Statements of Operations for the Three
            Months Ended March 31, 2001 and 2000                               4

            Statements of Cash Flows for the Three Months
            Ended March 31, 2001 and 2000                                      5

            Notes to Financial Statements                                      6

          Item 2. Management's Discussion and Analysis
                  or Plan of Operations                                        9


PART II.  OTHER INFORMATION
          Item 1. Legal Proceedings                                           11

          Item 2. Changes in Securities and Use of Proceeds                   11

          Item 3. Defaults upon Senior Securities                             11

          Item 4. Submission of Matters to a Vote of Security Holders         11

          Item 5. Other Information                                           11

          Item 6. Exhibits and Reports on Form 8-K                            11

          Signatures                                                          12

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                 XOX CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                   March 31,      December 31,
                                                     2001             2000
                                                 ------------     ------------
CURRENT ASSETS
   Cash and cash equivalents                     $  1,011,588     $  1,378,531
   Prepaid expenses                                    51,050               --
                                                 ------------     ------------

                Total current assets                1,062,638        1,378,531

OTHER ASSETS
   Net assets of discontinued operations               22,835               --
                                                 ------------     ------------

                                                 $  1,085,473     $  1,378,531
                                                 ============     ============

CURRENT LIABILITIES
   Net liabilities of discontinued operations    $         --     $    121,453
                                                 ------------     ------------

                Total current liabilities                  --          121,453

STOCKHOLDERS EQUITY
   Common stock                                        74,432           74,432
   Additional paid-in capital                      12,627,784       12,627,784
   Accumulated deficit                            (11,616,743)     (11,445,138)
                                                 ------------     ------------
                                                    1,085,473        1,257,078
                                                 ------------     ------------

                                                 $  1,085,473     $  1,378,531
                                                 ============     ============


See notes to consolidated financial statements.

                                 XOX CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          Three months ended March 31,
                                                          -----------------------------
                                                              2001             2000
                                                          ------------     ------------
Interest income                                           $     15,989     $     14,783
Operating expenses                                            (143,600)              --
                                                          ------------     ------------

                Earnings (loss) from continuing
                  operations                                  (127,611)          14,783

Discontinued operations
   Earnings (loss) from operations of geosciences line
     of business                                               (43,994)         186,029
                                                          ------------     ------------

                NET EARNINGS (LOSS)                       $   (171,605)    $    200,812
                                                          ============     ============

Earnings (loss) per share - basic
   Continued operations                                   $      (0.04)    $       0.01
   Discontinued operations                                       (0.02)            0.06
                                                          ------------     ------------
   Net earnings                                           $      (0.06)    $       0.07
                                                          ============     ============

Earnings (loss) per share - diluted
   Continued operations                                   $      (0.04)    $       0.00
   Discontinued operations                                       (0.02)            0.06
                                                          ------------     ------------
   Net earnings                                           $      (0.06)    $       0.06
                                                          ============     ============

Weighted average shares outstanding:
   Basic                                                     2,977,346        3,008,619
   Diluted                                                   2,977,346        3,258,965


See notes to consolidated financial statements.

                                 XOX CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                             Three months ended March 31,
                                                            -----------------------------
                                                                2001             2000
                                                            ------------     ------------
Cash flows from operating activities:
   Net earnings (loss)                                      $   (171,605)    $    200,812
   Adjustments to reconcile net earnings (loss) to net
     cash provided by operating activities:
       Net change in discontinued operations                    (144,288)        (256,039)
       Prepaid expenses                                          (51,050)              --
                                                            ------------     ------------

                Net cash used in operating activities           (366,943)         (55,227)

Cash flows from financing activities:
   Net proceeds from issuance of common stock                         --            6,000
   Common stock repurchase                                            --         (151,290)
                                                            ------------     ------------

                Net cash used in financing activities                 --         (145,290)
                                                            ------------     ------------

                Net decrease in cash and cash
                   equivalents                                  (366,943)        (200,517)

Cash and cash equivalents at beginning of period               1,378,531        1,390,415
                                                            ------------     ------------

Cash and cash equivalents at end of period                  $  1,011,588     $  1,189,898
                                                            ============     ============


See notes to consolidated financial statements.

                                 XOX CORPORATION

                          NOTE TO FINANCIAL STATEMENTS

                                 MARCH 31, 2001



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by XOX Corporation (the "Company" or "XOX" {pronounced zocks}), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and accompanying notes included in the Company's annual report to the Securities and Exchange Commission on Form 10-KSB for the fiscal year ended December 31, 2000. The condensed consolidated balance sheet as of December 31, 2000 was derived from the audited financial statements as of that date.

In preparing the Company's condensed consolidated financial statements, management is required to make estimates and assumptions that effect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.


NOTE 2 - DISCONTINUED OPERATIONS AND RESTATEMENT

On December 18, 2000, the Company formally adopted a plan to exit its geoscience business. As a result of this decision, XOX closed its software engineering operations at its Bloomington, Minnesota headquarters, its research and maintenance facilities in Bangalore, India, and its geoscience-related sales offices in Houston, Texas. Further, the Company entered into an agreement with GeoSmith Consulting Group LLC ("GeoSmith") (an entity comprised largely of former employees of the Company's software engineering staff) under which GeoSmith will provide ongoing maintenance, development and support of XOX's technologies and secure the technical resources necessary for the Company to meet its contractual obligations and provide its customers with quality support and future services.

                                 XOX CORPORATION

                                 MARCH 31, 2001



NOTE 2 - DISCONTINUED OPERATIONS AND RESTATEMENT - Continued

The Company has restated its 2000 financial statements to present the operating results of its geoscience business as discontinued operations. The components of net assets (liabilities) of discontinued operations included in the Company's condensed consolidated balance sheets are as follows:

                                                              March 31,      December 31,
                                                                2001             2000
                                                            ------------     ------------
     ASSETS
       Prepaid expenses                                     $     22,941     $     11,261
       Property and equipment                                     37,184           41,579
                                                            ------------     ------------

                                                                  60,125           52,840

     LIABILITIES
       Accounts payable                                           24,830           81,109
       Accrued payroll expenses                                       --           88,724
       Other accrued expenses                                     12,460            4,460
                                                            ------------     ------------
                                                                  37,290          174,293
                                                            ------------     ------------

     Net assets (liabilities) of discontinued operations    $     22,835     $   (121,453)
                                                            ============     ============

Summarized financial information for the operations of the geosciences business are as follows:

                                                            Three months ending March 31,
                                                            -----------------------------
                                                                2001             2000
                                                            ------------     ------------
     Revenues                                               $     62,500     $    683,830
     Operating expenses                                         (106,494)        (495,389)
     Interest expense                                                 --             (458)
     Other, net                                                       --           (1,954)
                                                            ------------     ------------

     Earnings (loss) from operations of the
       geosciences line of business                         $    (43,994)    $    186,029
                                                            ============     ============

                                 XOX CORPORATION

                                 MARCH 31, 2001



NOTE 3 - NET INCOME PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares outstanding and common share equivalents when dilutive.

Options to purchase 904,953 shares of common stock with a weighted average exercise purchase price of $1.91 and warrants to purchase 106,766 shares of common stock with a weighted average price of $9.83 were outstanding during the first quarter of 2001 but were excluded from the computation of common share equivalents because they were antidilutive.

Options to purchase 210,403 shares of common stock with a weighted average exercise purchase price of $4.67 and warrants to purchase 161,022 shares of common stock with a weighted average purchase price of $7.89 were outstanding during the first quarter of 2000 but were excluded from the computation of common share equivalents because they were antidilutive.

PART I FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

During December 2000, the Company entered into a formal plan for exiting its geoscience business. As a result, the financial statements for the three months ended March 31, 2000 have been restated to present the operating results of the geoscience business as discontinued operations.

Earnings from continuing operations, consisting solely of interest income, for the three months ended March 31, 2001 increased approximately 8% to $15,989 from $14,783 reported for the three months ended March 31, 2000. This increase was due primarily to higher interest rates earned in money market accounts and short-term commercial paper from invested excess funds.

Operating expenses from continuing operations for the three months ended March 31, 2001 of $143,600 consist of general operating expenses, including salaries, office rent, insurance, legal, accounting, and office supplies. All expenses incurred during the three months ended March 31, 2000 have been reported as discontinued operations.

Revenues related to the discontinued geosciences line of business were $62,500 during the three months ended March 31, 2001 as compared to $683,830 during the three months ended March 31, 2000. Geoscience operating expenses were $106,494 during the three months ended March 31, 2001 and $495,389 during the three months ended March 31, 2000. This resulted in a loss from operations from the discontinued line of business during the three months ended March 31, 2001 of $43,994 compared to earnings of $186,029 during the three months ended March 31, 2000. The reason for these decreases in revenues and expenses are attributable primarily to the wind-down of the Company's contract with Schlumberger Corporation.

Liquidity and Capital Resources

Cash and cash equivalents were $1,011,588 at March 31, 2001 compared to $1,378,531 at December 31, 2000. The Company had net assets of discontinued operations of $22,835 at March 31, 2001 compared to net liabilities of discontinued operations of $121,453.

The Company estimates that its current cash balance will be sufficient to fund its remaining operation needs through fiscal year 2001. Development and completion of any future strategic option involving the Company may require additional funds, which could be provided from debt or equity financing. The Company continues to explore strategic acquisitions and alternative funding proposals. As of May 15, 2001, no definitive agreements have been reached regarding any such acquisitions.

                                     PART II

                                OTHER INFORMATION



Item 1.       Legal Proceedings

              None

Item 2.       Changes in Securities and Use of Proceeds

              None

Item 3.       Defaults Upon Senior Securities

              None

Item 4.       Submission of Matters to a Vote of Security Holders

              None

Item 5.       Other Information

              None.

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

                                                XOX Corporation


May 15, 2001
                                                By  /s/ John Sutton
                                                    ---------------
                                                    John Sutton
                                                    CEO