Form 10QSB
period 2001-06-30
XOX CORP
filed 2001-08-14
CIK 798122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2001


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

Common Stock, $.025 Par Value - 2,977,346 shares outstanding as of August 14, 2001.

Transitional Small Business Disclosure Format (check one):        Yes ___ No _X_

                                 XOX CORPORATION
                                      INDEX



                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements
                  Condensed Consolidated Balance Sheets as of
                  June 30, 2001 and December 31, 2000                       3

                  Condensed Consolidated Statements of Operations for
                  the Three and Six Months Ended June 30, 2001 and 2000     4

                  Condensed Consolidated Statements of Cash Flows
                  for the Six Months Ended June 30, 2001 and 2000           5

                  Notes to Financial Statements                             6

         Item 2.  Management's Discussion and Analysis
                  or Plan of Operations                                     8


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                        11

         Item 2.  Changes in Securities and Use of Proceeds                11

         Item 3.  Defaults upon Senior Securities                          11

         Item 4.  Submission of Matters to a Vote of Security Holders      11

         Item 5.  Other Information                                        11

         Item 6.  Exhibits and Reports on Form 8-K                         11

         Signatures                                                        12

PART 1 FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                 XOX CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                   June 30,        December 31,
                                                     2001             2000
                                                 ------------     ------------
CURRENT ASSETS
   Cash and cash equivalents                     $    914,900     $  1,378,531
   Prepaid expenses                                    37,100               --
                                                 ------------     ------------

                  Total current assets                952,000        1,378,531

OTHER ASSETS
   Net assets of discontinued operations                3,866               --
                                                 ------------     ------------

                                                 $    955,866     $  1,378,531
                                                 ============     ============

CURRENT LIABILITIES
   Net liabilities of discontinued operations    $         --     $    121,453
                                                 ------------     ------------

                  Total current liabilities                --          121,453

STOCKHOLDERS EQUITY
   Common stock                                        74,432           74,432
   Additional paid-in capital                      12,627,784       12,627,784
   Accumulated deficit                            (11,746,350)     (11,445,138)
                                                 ------------     ------------
                                                      955,866        1,257,078
                                                 ------------     ------------

                                                 $    955,866     $  1,378,531
                                                 ============     ============


See notes to consolidated financial statements.

                                 XOX CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                              Three months ended June 30,        Six months ended June 30,
                                                             -----------------------------     -----------------------------
                                                                 2001             2000             2001             2000
                                                             ------------     ------------     ------------     ------------
Operating Expenses                                           $   (145,132)    $         --     $   (288,732)    $         --
                                                             ------------     ------------     ------------     ------------
        Operating Loss                                           (145,132)              --         (288,732)              --

Interest Income                                                    10,385           16,986           26,374           31,769
                                                             ------------     ------------     ------------     ------------

        Earnings (loss) from continuing operations
                                                                 (134,747)          16,986         (262,358)          31,769

Discontinued operations
   Earnings (loss) from operations of geosciences line of
      business                                                      5,140           37,371          (38,854)         223,400
                                                             ------------     ------------     ------------     ------------

        NET EARNINGS (LOSS)                                  $   (129,607)    $     54,357     $   (301,212)    $    255,169
                                                             ============     ============     ============     ============

Earnings (loss) per share - basic
   Continued operations                                      $       0.04     $       0.01     $      (0.09)    $       0.01
   Discontinued operations                                           0.00             0.01            (0.01)            0.08
                                                             ------------     ------------     ------------     ------------
   Net earnings (loss)                                       $       0.04     $       0.02     $      (0.10)    $       0.09
                                                             ============     ============     ============     ============

Earnings (loss) per share - diluted
   Continued operations                                      $       0.04     $       0.01     $      (0.09)    $       0.01
   Discontinued operations                                           0.00             0.01            (0.01)            0.07
                                                             ------------     ------------     ------------     ------------
   Net earnings (loss)                                       $       0.04     $       0.02     $      (0.10)    $       0.08
                                                             ============     ============     ============     ============

Weighted average shares outstanding:
   Basic                                                        2,977,396        2,977,396        2,977,346        2,992,982
   Diluted                                                      2,977,396        3,279,028        2,977,346        3,268,996

See notes to consolidated financial statements.

                                 XOX CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                            Six months ended June 30,
                                                                           ---------------------------
                                                                               2001            2000
                                                                           -----------     -----------
Cash flows from operating activities:
   Net earnings (loss)                                                     $  (301,212)    $   255,169
   Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
        Net change in discontinued operations                                 (125,319)       (279,173)
        Prepaid expenses                                                       (37,100)             --
                                                                           -----------     -----------

                  Net cash used in operating activities                       (463,631)        (24,004)

Cash flows from financing activities:
   Net proceeds from issuance of common stock                                       --           6,000
   Common stock repurchase                                                          --        (151,290)
                                                                           -----------     -----------

                  Net cash used in financing activities                             --        (145,290)
                                                                           -----------     -----------

                  Net decrease in cash and cash equivalents
                                                                              (463,631)       (169,294)

Cash and cash equivalents at beginning of period                             1,378,531       1,390,415
                                                                           -----------     -----------

Cash and cash equivalents at end of period                                 $   914,900     $ 1,221,121
                                                                           ===========     ===========

See notes to consolidated financial statements.

                                 XOX CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2001



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

                                  JUNE 30, 2001

NOTE 2 - DISCONTINUED OPERATIONS AND RESTATEMENT - Continued

The Company has restated its 2000 financial statements to present the operating results of its geoscience business as discontinued operations. The components of net assets (liabilities) of discontinued operations included in the Company's condensed consolidated balance sheets are as follows:

                                                        June 30,   December 31,
                                                         2001         2000
                                                      ----------    --------
ASSETS
  Accounts receivable                                 $    4,512    $     --
  Prepaid expenses                                        11,261      11,261
  Property and equipment                                  32,787      41,579
                                                      ----------    --------

                                                          48,560      52,840

LIABILITIES
  Accounts payable                                        42,132      81,109
  Accrued payroll expenses                                    --      88,724
  Other accrued expenses                                   2,562       4,460
                                                      ----------   ---------
                                                          44,694     174,293
                                                      ----------   ---------

Net assets (liabilities) of discontinued operations   $    3,866   $(121,453)
                                                      ==========   =========

Summarized financial information for the operations of the geosciences business are as follows:

                                   Three months ended June 30,      Six months ending June 30,
                                   ---------------------------     ---------------------------
                                      2001            2000            2001            2000
                                   -----------     -----------     -----------     -----------
Revenues                           $    41,667     $   591,386     $   104,167     $ 1,275,216
Operating expenses                     (22,567)       (548,013)       (129,061)     (1,043,402)
Interest expense                            --              --              --            (458)
Other, net                             (13,950)         (6,001)        (13,960)         (7,956)
                                   -----------     -----------     -----------     -----------

Earnings (loss) from operations
   of the geosciences line of
   business                        $     5,140     $    37,371     $   (38,854)    $   223,400
                                   ===========     ===========     ===========     ===========

                                 XOX CORPORATION

                                  JUNE 30, 2001


NOTE 3 - NET EARNINGS (LOSS) PER SHARE

Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares outstanding and common share equivalents when dilutive.

For the three and six months ended June 30, 2001, the Company reported a loss from continuing operations and as such, no common share equivalents were included in the computation of diluted net loss per share. However, if the Company would have reported net earnings from continuing operations for the three and six months ended June 30, 2001, no additional common share equivalents would have been included, as all were antidilutive for those periods.

NOTE 4 - RECENT ACCOUNTING PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, BUSINESS COMBINATIONS, and SFAS 142, GOODWILL AND INTANGIBLE ASSETS. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

o all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.
o intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.
o goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.
o effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

The Company is currently reviewing the affect of these Statements on their financial statements.

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

RESULTS OF OPERATIONS

During December 2000, the Company entered into a formal plan for exiting its geoscience business. As a result, the financial statements for the three and six months ended June 30, 2000 have been restated to present the operating results of the geoscience business as discontinued operations.

Three months ended June 30, 2001 compared to three months ended June 30, 2000

Income from continuing operations, consisting solely of interest income, for the three months ended June 30, 2001 decreased approximately 39% to $10,385 from $16,986 reported for the three months ended June 30, 2000. This decrease was due primarily to lower interest rates earned in money market accounts and short-term commercial paper from invested excess funds, and lower amounts of funds invested during the period as cash was used.

Operating expenses from continuing operations for the three months ended June 30, 2001 of $145,132 consist of general operating expenses, including salaries, office rent, insurance, legal, accounting, and office supplies. All expenses incurred during the three months ended June 30, 2000 have been reported as discontinued operations.

Revenues related to the discontinued geosciences line of business were $41,667 during the three months ended June 30, 2001 as compared to $591,386 during the three months ended June 30, 2000. Geoscience operating expenses were $22,567 during the three months ended June 30, 2001 and $548,013 during the six months ended June 30, 2000. This resulted in a earnings from operations from the discontinued line of business during the three months ended June 30, 2001 of $5,140 compared to $37,371 during the three months ended June 30, 2000. The reason for these decreases in revenues and expenses are attributable primarily to the wind-down of the Company's contract with Schlumberger Corporation.

Six months ended June 30, 2001 compared to six months ended June 30, 2000

Income from continuing operations, consisting solely of interest income, for the six months ended June 30, 2001 decreased approximately 17% to $26,374 from $31,769 reported for the six months ended June 30, 2000. This decrease was due primarily to lower interest rates earned in money market accounts and short-term commercial paper from invested excess funds, and lower amounts of funds invested during the period as cash was used.

Operating expenses from continuing operations for the six months ended June 30, 2001 of $288,732 consist of general operating expenses, including salaries, office rent, insurance, legal, accounting, and office supplies. All expenses incurred during the six months ended June 30, 2000 have been reported as discontinued operations.

Revenues related to the discontinued geosciences line of business were $104,167 during the six months ended June 30, 2001 as compared to $1,275,216 during the six months ended June 30, 2000. Geoscience operating expenses were $129,061 during the six months ended June 30, 2001 and $1,043,402 during the six months ended June 30, 2000. This resulted in a loss from operations from the discontinued line of business during the six months ended June 30, 2001 of $38,854 compared to earnings of $223,400 during the six months ended June 30, 2000. The reason for these decreases in revenues and expenses are attributable primarily to the wind-down of the Company's contract with Schlumberger Corporation.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents were $914,900 at June 30, 2001 compared to $1,378,531 at December 31, 2000. The Company had net assets of discontinued operations of $3,866 at June 30, 2001 compared to net liabilities of discontinued operations of $121,453.

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




                                                              XOX Corporation


August 14, 2001
                                                              By /s/ John Sutton
                                                                 John Sutton
                                                                 CEO