Form 10QSB
period 2001-09-30
XOX CORP
filed 2001-11-14
CIK 798122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934 FOR THE QUARTER ENDED SEPTEMBER 30, 2001


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

Common Stock, $.025 Par Value - 2,977,346 shares outstanding as of October 25, 2001.

Transitional Small Business Disclosure Format (check one):    Yes ___   No  _X_

                                 XOX CORPORATION
                                      INDEX



                                                                                                  Page No.
                                                                                                  --------
PART I.       FINANCIAL INFORMATION
              Item 1.  Financial Statements
                Condensed Consolidated Balance Sheets as of
                September 30, 2001 and December 31, 2000                                              3

                Condensed Consolidated Statements of Operations for the
                Three and Nine Months Ended September 30, 2001 and 2000                               4

                Condensed Consolidated Statements of Cash Flows for
                the Nine Months Ended September 30, 2001 and 2000                                     5

                Notes to Financial Statements                                                         6

              Item 2.  Management's Discussion and Analysis
                       or Plan of Operations                                                          9


PART II.      OTHER INFORMATION
              Item 1.  Legal Proceedings                                                             11

              Item 2.  Changes in Securities and Use of Proceeds                                     11

              Item 3.  Defaults upon Senior Securities                                               11

              Item 4.  Submission of Matters to a Vote of Security Holders                           11

              Item 5.  Other Information                                                             11

              Item 6.  Exhibits and Reports on Form 8-K                                              11

              Signatures                                                                             12


PART 1 FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                 XOX CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                September 30,   December 31,
                                                    2001            2000
                                                ------------    ------------
CURRENT ASSETS
   Cash and cash equivalents                    $    944,475    $  1,378,531
   Prepaid expenses                                   20,850              --
                                                ------------    ------------

                Total current assets                 965,325       1,378,531

OTHER ASSETS
   Net assets of discontinued operations              10,381              --
                                                ------------    ------------

                                                $    975,706    $  1,378,531
                                                ============    ============

CURRENT LIABILITIES
   Net liabilities of discontinued operations   $         --    $    121,453
                                                ------------    ------------

                Total current liabilities                 --         121,453

STOCKHOLDERS EQUITY
   Common stock                                       74,432          74,432
   Additional paid-in capital                     12,627,784      12,627,784
   Accumulated deficit                           (11,726,510)    (11,445,138)
                                                ------------    ------------
                                                     975,706       1,257,078
                                                ------------    ------------

                                                $    975,706    $  1,378,531
                                                ============    ============


See notes to consolidated financial statements.

                                 XOX CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                  Three months ended September 30, Nine months ended September 30,
                                                  -------------------------------- -------------------------------
                                                       2001             2000           2001             2000
                                                    -----------    -------------    -----------    -------------
Operating expenses                                  $  (131,633)   $          --    $  (420,365)   $          --
                                                    -----------    -------------    -----------    -------------

                Operating loss                         (131,633)              --       (420,365)              --

Other income-interest                                     7,437           31,218         33,811           62,988
                                                    -----------    -------------    -----------    -------------

                Earnings (loss) from continuing
                  operations                           (124,196)          31,218       (386,554)          62,988

Discontinued operations
   Earnings (loss) from operations of geosciences
     line of business                                   144,036             (925)       105,182          222,474
                                                    -----------    -------------    -----------    -------------

                NET EARNINGS (LOSS)                 $    19,840    $      30,293    $  (281,372)   $     285,462
                                                    ===========    =============    ===========    =============

Earnings (loss) per share - basic
   Continued operations                             $     (0.04)   $        0.01    $     (0.13)   $        0.02
   Discontinued operations                                 0.05             0.00           0.04             0.08
                                                    -----------    -------------    -----------    -------------
   Net earnings (loss)                              $      0.01    $        0.01    $     (0.09)   $        0.10
                                                    ===========    =============    ===========    =============

Earnings (loss) per share - diluted
   Continued operations                             $     (0.04)   $        0.01    $     (0.13)   $        0.02
   Discontinued operations                                 0.05             0.00           0.04             0.07
                                                    -----------    -------------    -----------    -------------
   Net earnings (loss)                              $      0.01    $        0.01    $     (0.09)   $        0.09
                                                    ===========    =============    ===========    =============

Weighted average shares outstanding:
   Basic                                              2,977,346        2,987,732      2,977,346        2,987,732
   Diluted                                            2,977,346        3,064,754      2,977,346        3,197,416



See notes to consolidated financial statements.

                                 XOX CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                             Nine months ended September 30,
                                                             ==----------------------------
                                                                  2001           2000
                                                              -----------    -----------
Cash flows from operating activities:
   Net earnings (loss)                                        $  (281,372)   $   285,462
   Adjustments to reconcile net earnings (loss) to net cash
     provided by (used in) operating activities:
       Net change in discontinued operations                     (131,834)      (263,162)
       Prepaid expenses                                           (20,850)            --
                                                              -----------    -----------
                Net cash provided by (used in) operating
                  activities                                     (434,056)        22,300

Cash flows from financing activities:
   Net proceeds from issuance of common stock                          --          6,000
   Common stock repurchase                                             --       (151,290)
                                                              -----------    -----------
                Net cash used in financing activities                  --       (145,290)
                                                              -----------    -----------

                Net decrease in cash and cash equivalents        (434,056)      (122,990)

Cash and cash equivalents at beginning of period                1,378,531      1,390,415
                                                              -----------    -----------

Cash and cash equivalents at end of period                    $   944,475    $ 1,267,425
                                                              ===========    ===========



See notes to consolidated financial statements.

                                 XOX CORPORATION

                          NOTE TO FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001




   NOTE 1  -  BASIS OF PRESENTATION

   The accompanying unaudited condensed consolidated financial statements have been prepared by XOX Corporation (the "Company" or "XOX" {pronounced zocks}), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and accompanying notes included in the Company's annual report to the Securities and Exchange Commission on Form 10-KSB for the fiscal year ended December 31, 2000. The condensed consolidated balance sheet as of December 31, 2000 was derived from the audited financial statements as of that date.

   In preparing the Company's condensed consolidated financial statements, management is required to make estimates and assumptions that effect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.


   NOTE 2  -  DISCONTINUED OPERATIONS AND RESTATEMENT

   On December 18, 2000, the Company formally adopted a plan to exit its geoscience business. As a result of this decision, XOX closed its software engineering operations at its Bloomington, Minnesota headquarters, its research and maintenance facilities in Bangalore, India, and its geoscience-related sales offices in Houston, Texas. Further, the Company entered into an agreement with GeoSmith Consulting Group LLC ("GeoSmith") (an entity comprised largely of former employees of the Company's software engineering staff) under which GeoSmith provides ongoing maintenance, development and support of XOX's technologies and secures the technical resources necessary for the Company to meet its contractual obligations and provide its customers with quality support and services.

                                 XOX CORPORATION

                               SEPTEMBER 30, 2001

   NOTE 2  -  DISCONTINUED OPERATIONS AND RESTATEMENT  -  Continued

   The Company has restated its 2000 financial statements to present the operating results of its geoscience business as discontinued operations. The components of net assets (liabilities) of discontinued operations included in the Company's condensed consolidated balance sheets are as follows:

                                                         September 30, December 31,
                                                              2001        2000
                                                           ---------   ---------
     ASSETS
       Accounts receivable                                 $   6,522   $      --
       Prepaid expenses                                        1,815      11,261
       Property and equipment                                 28,391      41,579
                                                           ---------   ---------

                                                              36,728      52,840

     LIABILITIES
       Accounts payable                                       23,785      81,109
       Accrued payroll expenses                                   --      88,724
       Other accrued expenses                                  2,562       4,460
                                                           ---------   ---------
                                                              26,347     174,293
                                                           ---------   ---------

     Net assets (liabilities) of discontinued operations   $  10,381   $(121,453)
                                                           =========   =========


Summarized financial information for the operations of the geosciences business are as follows:

                                           Three months ended             Nine months ending
                                              September 30,                 September 30,
                                       --------------------------    --------------------------
                                          2001           2000           2001           2000
                                       -----------    -----------    -----------    -----------
     Revenues                          $   153,233    $   507,875    $   257,400    $ 1,783,091
     Operating expenses                     (4,800)      (508,836)      (133,861)    (1,563,013)
     Interest expense                           --             --             --           (458)
     Other, net                             (4,397)            36        (18,357)         2,854
                                       -----------    -----------    -----------    -----------

     Earnings (loss) from operations
        of the geosciences line of
        business                       $   144,036    $      (925)   $   105,182    $   222,474
                                       ===========    ===========    ===========    ===========


                                 XOX CORPORATION

                               SEPTEMBER 30, 2001


   NOTE 3  -  NET EARNINGS (LOSS) PER SHARE

   Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares outstanding and common share equivalents when dilutive.

   For the three and nine months ended September 30, 2001, the Company reported a loss from continuing operations and as such, no common share equivalents were included in the computation of diluted net loss per share. However, if the Company had reported net earnings from continuing operations for the three and nine months ended September 30, 2001, no additional common share equivalents would have been included, as all were antidilutive for those periods.

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

   Management believes these Statements will not have a material impact on the Company's financial position or results of operations.

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

   RESULTS OF OPERATIONS

   During December 2000, the Company entered into a formal plan for exiting its geoscience business. As a result, the financial statements for the three and nine months ended September 30, 2000 have been restated to present the operating results of the geoscience business as discontinued operations.

   Three months ended September 30, 2001 compared to three months ended
   ---------------------------------------------------------------------
   September 30, 2000
   ------------------

   The Company has no revenues from continuing operations other than interest income. Interest income for the three months ended September 30, 2001 decreased approximately 76% to $7,437 from $31,218 reported for the three months ended September 30, 2000. This decrease was due primarily to lower interest rates earned in money market accounts and short-term commercial paper from invested excess funds, and lower amounts of funds invested during the period as cash was used.

   Operating expenses from continuing operations for the three months ended September 30, 2001 of $131,633 consist of general operating expenses, including salaries, office rent, insurance, legal, accounting, and office supplies. All expenses incurred during the three months ended September 30, 2000 have been reported as discontinued operations.

   Revenues related to the discontinued geosciences line of business were $153,233 during the three months ended September 30, 2001 as compared to $507,875 during the three months ended September 30, 2000. Geoscience operating expenses were $4,800 during the three months ended September 30, 2001 and $508,836 during the three months ended September 30, 2000. This resulted in a earnings from operations from the discontinued line of business during the three months ended September 30, 2001 of $144,036 compared to a loss of $925 during the three months ended September 30, 2000. The reason for these decreases in revenues and expenses are attributable primarily to the wind-down of the Company's contract with Schlumberger Corporation.

   Nine months ended September 30, 2001 compared to nine months ended
   -------------------------------------------------------------------
   September 30, 2000
   ------------------

   Interest income for the nine months ended September 30, 2001 decreased approximately 46% to $33,811 from $62,988 reported for the nine months ended September 30, 2000. This decrease was due primarily to lower interest rates earned in money market accounts and short-term commercial paper from invested excess funds, and lower amounts of funds invested during the period as cash was used.

   Operating expenses from continuing operations for the nine months ended September 30, 2001 of $420,365 consist of general operating expenses, including salaries, office rent, insurance, legal, accounting, and office supplies. All expenses incurred during the nine months ended September 30, 2000 have been reported as discontinued operations.

   Revenues related to the discontinued geosciences line of business were $153,233 during the nine months ended September 30, 2001 as compared to $1,783,091 during the nine months ended September 30, 2000. Geoscience operating expenses were $133,861 during the nine months ended September 30, 2001 and $1,563,013 during the nine months ended September 30, 2000. This resulted in earnings from operations from the discontinued line of business during the nine months ended September 30, 2001 of $105,182 compared to $222,474 during the nine months ended September 30, 2000. The reason for these decreases in revenues and expenses are attributable primarily to the wind-down of the Company's contract with Schlumberger Corporation.

   LIQUIDITY AND CAPITAL RESOURCES

   Cash and cash equivalents were $944,475 at September 30, 2001 compared to $1,378,531 at December 31, 2000. The Company had net assets of discontinued operations of $10,381 at September 30, 2001 compared to net liabilities of discontinued operations of $121,453.

   The Company estimates that its current cash balance will be sufficient to fund its remaining operation needs through fiscal year 2001. Development and completion of any future strategic option involving the Company may require additional funds, which could be provided from debt or equity financing.

   As announced in a press release dated September 27, 2001, the Company and Tele Digital Development, Inc. ("Tele Digital") continue to negotiate agreements in connection with the possible merger of the Company and Tele Digital. In the event that the transaction with Tele Digital is not completed, the Company expects that it will explore other strategic options or acquisitions or alternative funding proposals.

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

                                               XOX Corporation


October 25, 2001
                                               By  /s/ John Sutton
                                                      John Sutton
                                                      CEO