Form 10KSB
period 2001-12-31
XOX CORP
filed 2002-04-01
CIK 798122

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 2001
                       Commission file number 333-05112-C

                                 XOX CORPORATION
                 (Name of Small Business Issuer in its Charter)

                      Delaware                                93-0898539
    (State or Other Jurisdiction of incorporation         (I.R.S. Employer
           Incorporation or Organization)                Identification No.)

         12400 Whitewater Drive, Suite 2040, Minnetonka, Minnesota 55343
                                 (952) 646-1681
          (Address and Telephone Number of Principal Executive Offices)

Securities registered pursuant to Section 12(g) of the Act:

                                                         Name of Each Exchange
                  Title of Each Class                     on Which Registered
                  -------------------                     -------------------

(1)      Units, each unit consisting of one share                  N/A
         of Common Stock, $.025 par value, and
         one Redeemable Common Stock Purchase
         Warrant.
(2)      Common Stock, $.025 par value.                            N/A
(3)      Redeemable Common Stock purchase warrants.                N/A

Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ____

The Issuer had no operating revenues for the fiscal year ended December 31, 2001.

As of January 31, 2002, the Issuer had 2,977,346 shares of common stock, $.025 par value ("Common Stock"), outstanding. The aggregate market value of such Common Stock, excluding outstanding shares beneficially owned by affiliates, as of January 31, 2002, (based on the average closing bid and asked prices as of January 31, 2002 as reported by the OTC Bulletin Board), was approximately $446,602.

DOCUMENTS INCORPORATED BY REFERENCE: With respect to Part III (Items 9, 10, 11 and 12), the Proxy Statement for the 2002 Annual Meeting of Stockholders will be filed not later than 120 days after December 31, 2000.

Transitional Small Business Disclosure Format (check one): Yes _____; No __X__

                                     PART I

         This Form 10-KSB contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-KSB that are not statements of historical fact may be deemed to be forward-looking statements. With out limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate" or "continue" or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties and actual results may differ materially depending on a variety of factors including, but not limited to, the risk factors set forth in the "Risk Factors" section of the Company's Registration Statement on Form SB-2 (File No. 333-05112-C). The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1.      DESCRIPTION OF BUSINESS

         Incorporated under the laws of the state of Delaware on September 16, 1985, XOX Corporation (the "Company" or "XOX" [pronounced zocks]) originally designed, developed and marketed proprietary computer software for creating virtual mock-ups or models that capture the complete geometry of objects or spatial areas of interest. In the late 1990's, the Company focused a significant portion of its development and marketing resources in the area of geosciences and the creation of a PC based product. During 1999, the Company introduced its first end-user product in the geoscience market, SHAPES PROSPECTOR(TM), a Windows based PC application designed to be easy to use and affordably priced. Additionally, the Company continued to service a significant contract with Schlumberger GeoQuest ("Schlumberger") for support, development and maintenance services related to the geosciences industry.

         During December 2000, the Company entered into a formal plan for exiting its geoscience line of business. Effective December 31, 2000, the Company had successfully completed such plan and began exploring future strategic options. XOX closed its software engineering operations at its Bloomington, Minnesota headquarters, its research and maintenance facilities in Bangalore, India and its geoscience-related sales offices in Houston, Texas. Further, the Company entered into an agreement with GeoSmith Consulting Group LLC ("GeoSmith"), an entity comprised largely of former employees of the Company's software engineering staff, under which GeoSmith agreed to provide ongoing maintenance, development and support of the Company's technologies to meet its contractual obligations and serve its customers on a going forward basis.

         As a result of these developments, the operating results of the geoscience business have been presented as discontinued operations in the Company's financial statements included with this Form 10-KSB.

NEW DEVELOPMENTS

         On January 8, 2002, the Company announced that it had signed a definitive agreement to merge (the "Merger") with Tele Digital Development, Inc. ("Tele Digital"), a privately held company organized under the laws of the state of Minnesota that develops and markets operating software systems for the wireless communications market. Upon the completion of the Merger, current stockholders of XOX would own approximately 23% of the outstanding shares of the merged company and the current shareholders of Tele Digital would own approximately 77% of the merged company. The Merger is subject to several conditions, including the approval by the stockholders of XOX and the shareholders of Tele Digital.

PRODUCTS

         The Company currently has no products. Historically, the Company received its revenues from the marketing of three products:

         (1)      ShapesProspector(TM), an end user product for geologists.
         (2) SHAPES(R), a core geometric modeling technology that is applicable to diverse industries.
         (3) Consulting and support services targeted at users of SHAPES functionality.

         ShapesProspector(TM) was developed for geologists to create 3D earth models from well-log and seismic interpretations using 2D and 3D modeling techniques. SHAPES(R) Geometric Computing System ("SHAPES"), was licensed to software applications developers in the geosciences, medical and other industries. Such licensees imbedded SHAPES within their application software as a sub-module that handled geometric modeling needs required by the application. XOX also provided geometry consulting and custom development services to clients in various industry segments. Such services related to incorporating relevant parts of the Company's SHAPES product or its GeoScience specific modules into its clients' products. These services would range in scope from telephone hot-line support to custom development of a complete application on contract from the client.

MARKETS AND APPLICATIONS

         As the Company currently has no products, there are no current markets for the Company. Until the early 1990's, the Company focused its marketing efforts principally on software developers in the CAD market, achieving modest acceptance. From the early 1990's to December 2000, the Company explored market areas other than CAD, including Oil and Gas Exploration and Production (E&P), Geographical Information Systems and Remote sensing, Medical Imaging, Scientific Visualization and Analysis software.

         The Geosciences industry represented the largest number of active developers of SHAPES-based products, including Shell Oil, Schlumberger GeoQuest and Seismic Micro Technologies. In addition, the Company's ShapesProspector product was directly marketed to users within oil companies.

CUSTOMERS

         Over 20 software development entities licensed the SHAPES core technology for incorporation into larger software applications. These include original equipment manufacturers ("OEM") such as Schlumberger, partners such as Seismic Micro Technologies, Evans and Sutherland, and universities such as Stanford University and Rensselaer Polytechnic Institute.

         For the fiscal years ended December 31, 2001 and 2000, revenues from Schlumberger Corporation ("Schlumberger") were $104,165 and $2,027,191, respectively. This represents approximately 40% of 2001 revenues and 91% of 2000 revenues included as part of discontinued operations.

LICENSE AND DISTRIBUTOR AGREEMENTS

         The Company previously entered into license agreements with its customers. License agreements provided that each customer is entitled to utilize the Company's proprietary technology as an end-user application or in the development of the customer's product.

RESEARCH AND DEVELOPMENT

         The Company's expenditures on research and development were $1,221,000 for the year ended December 31, 2000, and $0 for the year ended December 31, 2001. As a result of the Company's decision to exit the geoscience business, the Company suspended all research and development activities.

PATENTS AND PROPRIETARY TECHNOLOGY

         Historically, the Company has relied on patents, patent applications, trademark, copyright and trade secret laws, employee and third party non-disclosure agreements and other methods to protect its proprietary rights. The Company currently holds two United States patents relating to intersection algorithms and one patent approved for issuance relating to the microtopology module. There can be no assurance that future patents, if any, will be granted or that any current or future patent, regardless of whether the Company is an owner or a licensee of such patent, will not be challenged, invalidated or circumvented or that the rights granted thereunder or under licensing agreements will provide competitive advantages to the Company.

EMPLOYEES

         As of the date of this Form 10-KSB, the Company employs one-part time person, its Chief Executive Officer (the "CEO"). The CEO is not represented by a labor union and the Company is not subject to a collective bargaining agreement.

ITEM 2.      DESCRIPTION OF PROPERTY

         The Company currently leases approximately 3750 square feet of commercial office space at 12400 Whitewater Drive, Suite 2040, Minnetonka, Minnesota, 55343. This lease expires on March 31, 2004, unless terminated pursuant to the early termination option upon providing 180 days notice. Approximately half of the leased space is under sublease to GeoSmith. The sublease expires on March 31, 2004, unless terminated pursuant to the early termination option upon providing 180 days notice. The annual rental payment on these premises is approximately $55,200, plus a sharing of expenses for the term of the lease. Such rental payment is offset by sublease income at annualized rate of $27,600, plus a sharing of expenses for the term of the sublease. The Company believes that the property is adequately covered by insurance. The Company currently does not maintain any investment in real estate or related industries.

ITEM 3.      LEGAL PROCEEDINGS

         The Company is not involved in any pending or, to the best of its knowledge, threatened litigation.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year ended December 31, 2001.

                                     PART II

ITEM 5.      MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's securities are quoted on the OTC Bulletin Board. The following table sets forth, for the periods indicated, the high and low bid prices for the Company's Common Stock as reported by OTC Bulletin Board. Such quotations represent interdealer prices, without retail markup, markdown or commission, and do not necessarily represent actual transactions.

                                     HIGH           LOW
                                     ----           ---

2000
----
First Quarter                      $4.375        $2.500
Second Quarter                     $4.250        $2.438
Third Quarter                      $2.438        $1.375
Fourth Quarter                     $1.275        $0.750

2001
----
First Quarter                       $0.88         $0.44
Second Quarter                      $0.53         $0.28
Third Quarter                       $0.55         $0.29
Fourth Quarter                      $0.55         $0.15

         As of January 31, 2002, there were 2,977,346 shares of common stock outstanding, held of record by approximately 180 registered stockholders, and outstanding options to purchase an aggregate of 729,154 shares of Common Stock. The Company has not declared or paid any cash dividends on its Common Stock since its inception and does not intend to pay any dividends for the foreseeable future.

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

FISCAL YEAR 2001 COMPARED TO FISCAL YEAR 2000

         The following discussions should be read in connection with the Company's consolidated financial statements, and related notes thereto, on pages F1 - F12.

         During December 2000, the Company entered into a formal plan for exiting the geoscience line of business. As a result, the operating results of its geoscience business is presented as discontinued operations.

         Income from continuing operations for fiscal 2001, consisting solely of interest income, decreased approximately 55% to $39,023 from $86,794 in fiscal 2000. The reasons for such decrease include lower interest rates earned in money market accounts and short-term commercial paper and a declining average cash balance due to the use of cash in continuing operations during fiscal 2001.

DISCONTINUED OPERATIONS

         Revenues related to the geosciences line of business were $257,400 in fiscal 2001, as compared to $2,222,591 in fiscal 2000. Geosciences operating expenses were $141,033 in fiscal 2001, as compared to $2,261,104 in fiscal 2000. This contributed to earnings from operations of the geosciences line of business during fiscal 2001 of $116,367, as compared to a loss of $37,387 during fiscal 2000. The reason for this increase is primarily attributable to the license of certain technology to a prior customer during fiscal 2001 for $150,000.

         The loss on the exit of the geosciences line of business recognized during fiscal 2000 of $122,470 represented management's best estimate of net operating losses during the phase-out period (expected through May of 2001), net of $50,000 of estimated operating income during the phase-out period.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents were $873,662 at December 31, 2001, as compared to $1,378,531 at December 31, 2000. The Company had net assets of discontinued operations of $13,995 (consisting of furniture and equipment, net of accounts payable) at December 31, 2001, as compared to net liabilities of discontinued operations of $121,453 at December 31, 2000. The Company has no debt as of December 31, 2001.

         The Company believes it has adequate cash to operate until the Merger with Tele Digital is completed, which is expected to occur during the second quarter of 2002. As part the definitive agreement with Tele Digital, the Company is required, at the time of the closing of the Merger, to have at least $750,000 of cash and cash equivalents and prepaid insurance premiums for its directors and officers insurance policy. If this amount is not maintained, the ratio of common shares to be exchanged between the Company and Tele Digital may be adjusted. Prior to the Merger, the Company may attempt to raise additional amounts of cash, either from the sale of certain assets or the issuance of Common Stock. On February 1, 2002, the Company authorized a sale of up to an aggregate amount of $300,000 of shares of Common Stock, at a price of $0.15 per share. There can be no assurance that the Company will be successful in raising additional amounts of cash, if attempted.

ITEM 7.      FINANCIAL STATEMENTS

         The following consolidated financial statements of the Company and related report of Independent Certified Public Accountants are included herein:


                                                                            Page

Report of Independent Certified Public Accountants.........................  F-1

Consolidated Balance Sheets as of December 31, 2001 and 2000...............  F-2

Consolidated Statements of Operations for the years ended December 31,
  2001 and 2000............................................................  F-3

Consolidated Statement of Stockholders' Equity for the years ended
  December 31, 2001 and 2000...............................................  F-4

Consolidated Statements of Cash Flows for the years ended December 31,
  2001 and 2000............................................................  F-5

Notes to the Consolidated Financial Statements.............................  F-6

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information required by this Item, other than the information regarding executive officers set forth below, will be contained in XOX Corporation's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, to be filed on or before April 30, 2002, and such information is incorporated herein by reference.

                                                               Director
    Name               Age      Position                        Since
    ----               ---      --------                       --------

John R. Sutton          39      Chief Executive Officer          N/A

         JOHN R. SUTTON was appointed Chief Executive Officer in August 2000. Mr. Sutton has 16 years of senior executive and consulting experience with fast growth enterprises in the high technology, medical technology, industrial products and consumer products industries. His experience includes President/CEO of The Value Group, a management intervention and investment firm specializing in emerging and growth companies; Group Vice President of Republic Industries (AutoNation, Inc.), an international automotive retail, rental and service company; partner and various business unit leadership roles with major public accounting and consulting firms (i.e., Grant Thornton LLP and Andersen Consulting, now Accenture). Mr. Sutton also serves on the Boards of several private corporations. Mr. Sutton has an engineering degree from Iowa State University.

ITEM 10.     EXECUTIVE COMPENSATION

         The information required by this Item will be contained in XOX Corporation's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, to be filed on or before April 30, 2002, and such information is incorporated herein by reference.


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item will be contained in XOX Corporation's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, to be filed on or before April 30, 2002, and such information is incorporated herein by reference.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item will be contained in XOX Corporation's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders, to be filed on or before April 30, 2002, and such information is incorporated herein by reference.

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS.

         See Exhibit index.

(b)      REPORTS ON FORM 8-K.

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 29, 2002                   XOX CORPORATION

                                        By:     /s/ John Sutton
                                            -------------------------------
                                            Chief Executive Officer



     In accordance with the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 29, 2002.

                                POWER OF ATTORNEY

     Each person whose signature appears below constitutes and appoints John Sutton as their true and lawful attorney-in-fact and agent, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.


SIGNATURE                         POSITION                      DATE
---------                         --------                      ----


 /s/ Steven B. Liefschultz
-----------------------------
Steve Liefschultz.                Chairman of the Board         March 29, 2002

 /s/ Bernard J. Reeck
-----------------------------
Bernard J. Reeck                  Director                      March 29, 2002


 /s/ Peter Dahl
-----------------------------
Peter Dahl                        Director                      March 29, 2002


 /s/ Craig Gagnon
-----------------------------
Craig Gagnon                      Director                      March 29, 2002


 /s/ Layton Kinney
-----------------------------
Layton Kinney                     Director                      March 29, 2002


 /s/ Brian Zellickson
-----------------------------
Brian Zellickson                  Director                      March 29, 2002

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
XOX Corporation

         We have audited the accompanying consolidated balance sheets of XOX Corporation and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of XOX Corporation and subsidiary as of December 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

                                        /s/ Grant Thornton LLP



Minneapolis, Minnesota
January 31, 2002

                                 XOX CORPORATION

                           CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 2001 AND 2000



                ASSETS                                      2001              2000
                                                        ------------      ------------
CURRENT ASSETS
   Cash and cash equivalents                            $    873,662      $  1,378,531
   Prepaid expenses and other                                  6,337                --
                                                        ------------      ------------

                Total current assets                         879,999         1,378,531

OTHER ASSETS
   Net assets of discontinued operations                      13,995                --
                                                        ------------      ------------

                                                        $    893,994      $  1,378,531
                                                        ============      ============

                LIABILITIES AND
                   STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Account payable                                      $     45,543      $         --
   Net liabilities of discontinued operations                     --           121,453
                                                        ------------      ------------

                Total current liabilities                     45,543           121,453

STOCKHOLDERS' EQUITY
   Undesignated - 10,000,000 shares                               --                --
   Common stock, $.025 par value; 20,000,000 shares
      authorized; 2,977,346 shares issued and
      outstanding at December 31, 2001 and 2000               74,432            74,432
   Additional paid-in capital                             12,627,784        12,627,784
   Accumulated deficit                                   (11,853,765)      (11,445,138)
                                                        ------------      ------------
                                                             848,451         1,257,078
                                                        ------------      ------------

                                                        $    893,994      $  1,378,531
                                                        ============      ============


The accompanying notes are an integral part of these statements.

                                 XOX CORPORATION

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                   2001              2000
                                                               ------------      ------------
Operating expenses                                             $    564,017      $         --
                                                               ------------      ------------

                Operating loss                                     (564,017)               --

Other income - interest                                              39,023            86,794
                                                               ------------      ------------

                Earnings (loss) from continuing operations         (524,994)           86,794

Discontinued operations:
   Earnings (loss) from operations of geosciences line of
      business                                                      116,367           (37,387)
   Loss on exit of geosciences line of business,
      net of $50,000 of estimated operating income
      during the phase-out period                                        --          (122,470)
                                                               ------------      ------------
                                                                    116,367          (159,857)
                                                               ------------      ------------

                NET LOSS                                       $   (408,627)     $    (73,063)
                                                               ============      ============

Earnings (loss) per share - basic and diluted
   Continuing operations                                       $      (0.18)     $       0.03
   Discontinued operations                                             0.04             (0.05)
                                                               ------------      ------------
   Net loss                                                    $      (0.14)     $      (0.02)
                                                               ============      ============

Weighted average shares outstanding:
   Basic                                                          2,977,346         2,985,121
   Diluted                                                        2,977,346         3,142,384
                                                               ============      ============


The accompanying notes are an integral part of these statements.

                                 XOX CORPORATION

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 2000 AND 2001


                                         Common stock               Additional                           Total
                                 -----------------------------        paid-in       Accumulated      stockholders'
                                    Shares           Amount           capital          deficit          equity
                                 ------------     ------------     ------------     ------------     ------------
Balance at January 1, 2000          3,096,378     $     77,408     $ 12,770,098     $(11,372,075)    $  1,475,431

   Repurchase of common stock        (121,032)          (3,026)        (148,264)              --         (151,290)

   Exercise of stock options            2,000               50            5,950               --            6,000

   Net loss                                --               --               --          (73,063)         (73,063)
                                 ------------     ------------     ------------     ------------     ------------

Balance at December 31, 2000        2,977,346           74,432       12,627,784      (11,445,138)       1,257,078

   Net loss                                --               --               --         (408,627)        (408,627)
                                 ------------     ------------     ------------     ------------     ------------

Balance at December 31, 2001        2,977,346     $     74,432     $ 12,627,784     $(11,853,765)    $    848,451
                                 ============     ============     ============     ============     ============


The accompanying notes are an integral part of these statements.

                                 XOX CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000



                                                                  2001              2000
                                                              ------------      ------------
Cash flows from operating activities:
   Net loss                                                   $   (408,627)     $    (73,063)
   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
       Net change in discontinued operations                      (135,448)          211,471
       Prepaid expenses and other                                   (6,337)               --
       Accounts payable                                             45,543                --
                                                              ------------      ------------

                Net cash provided by (used in)
                   operating activities                           (504,869)          138,408

Cash flows from investing activities:
   Purchase of equipment for discontinued operations                    --            (5,002)
                                                              ------------      ------------

                Net cash used in investing activities                   --            (5,002)

Cash flows from financing activities:
   Proceeds from exercise of stock options and warrants                 --             6,000
   Repurchase of common stock                                           --          (151,290)
                                                              ------------      ------------

                Net cash used in financing activities                   --          (145,290)
                                                              ------------      ------------

                Net decrease in cash and cash equivalents         (504,869)          (11,884)

Cash and cash equivalents at beginning of year                   1,378,531         1,390,415
                                                              ------------      ------------

Cash and cash equivalents at end of year                      $    873,662      $  1,378,531
                                                              ============      ============

There was no cash paid for interest on income taxes in 2001 or 2000.


The accompanying notes are an integral part of these statements.

                                 XOX CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000



NOTE A - NATURE OF BUSINESS AND DISCONTINUED OPERATIONS

   Background

   Prior to December 2000, XOX Corporation ("the Company") designed, developed and marketed proprietary software for creating virtual mock-ups or models that capture the complete geometry of objects or spatial areas of interest, primarily in the geoscience industry. A wholly-owned subsidiary, XOX Technologies India, PUT LTD located in Bangalore, India, was established to aid in research and maintenance of the Company's products.

   Discontinued Operations

   During December 2000, the Company entered into a formal plan for exiting its geoscience line of business effective December 31, 2000 and began exploring future strategic options. Accordingly, XOX closed its software engineering operations at its Bloomington, Minnesota headquarters, its research and maintenance facilities in Bangalore, India, as well as its geoscience-related sales offices in Houston, Texas. Further, the Company entered into an agreement with GeoSmith Consulting Group LLC (comprised largely of former employees of XOX's software engineering staff) under which GeoSmith provided ongoing maintenance, development, and support of XOX's technologies to meet its contractual obligations and serve its customers going forward.

   As a result of these developments, the operating results of the geoscience business have been presented as discontinued operations in the Company's financial statements.

   The components of net assets (liabilities) of discontinued operations included in the Company's consolidated balance sheets as of December 31 are as follows:

                                                2001           2000
                                              -------        -------
     ASSETS
       Prepaid expenses                       $    --        $11,261
       Property and equipment                  23,995         41,579
                                              -------        -------

                                               23,995         52,840

                                 XOX CORPORATION

                           DECEMBER 31, 2001 AND 2000



NOTE A - NATURE OF BUSINESS AND DISCONTINUED OPERATIONS - Continued

                                                          2001           2000
                                                        --------      ---------

     LIABILITIES
       Accounts payable                                 $(10,000)     $ (81,109)
       Accrued payroll expenses                               --        (88,724)
       Other accrued expenses                                 --         (4,460)
                                                        --------      ---------
                                                         (10,000)      (174,293)
                                                        --------      ---------

     Net assets/(liabilities) of discontinued
       operations                                       $ 13,995      $(121,453)
                                                        ========      =========

   Summarized financial information for the operations of the geosciences business are as follows:

                                                          2001          2000
                                                       ---------    -----------

     Revenues                                          $ 257,400    $ 2,222,591
     Operating expenses                                 (141,033)    (2,261,104)
     Interest expense                                         --           (482)
     Other, net                                               --          1,608
                                                       ---------    -----------

     Earnings (loss) from operations of the
       geosciences line of business                    $ 116,367    $   (37,387)
                                                       =========    ===========

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

                                 XOX CORPORATION

                           DECEMBER 31, 2001 AND 2000



NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

   Revenue Recognition

   The Company recognized revenues from software sales upon delivery in instances where the Company had evidence of a contract, the fee was fixed and determinable and collection was probable. Revenues earned from customer support (i.e., long-term maintenance contracts) were recognized over the life of the contract on a straight-line method. Consulting revenues were recognized as work was performed. The Company also earned royalty fees from the incorporation of its products into other vendors' software. Such revenue was recognized upon delivery of the end product. All geoscience software, royalty and consulting revenues recognized during 2001 and 2000 have been classified as discontinued operations in the consolidated statements of operations.

   Earnings (Loss) Per Share

   Basic earnings (loss) per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares outstanding and common share equivalents, when dilutive.

   Options to purchase 729,154 shares of common stock with a weighted average exercise purchase price of $1.71 were outstanding during 2001 but were excluded from the computation of common share equivalents because they were antidilutive.

   Options to purchase 1,112,800 shares of common stock with a weighted average exercise purchase price of $2.14 and warrants to purchase 106,766 shares of common stock with a weighted average purchase price of $9.83 were outstanding during 2000 but were excluded from the computation of common share equivalents because they were antidilutive.

   Stock-Based Compensation

   The Company utilizes the intrinsic value method of accounting for employee stock based compensation. Pro forma information related to the fair value based method of accounting is contained in Note C.

   Recently Issued Accounting Standards

   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, BUSINESS COMBINATIONS, and SFAS 142, GOODWILL AND OTHER INTANGIBLE ASSETS. These pronouncements, among other things, eliminate the pooling-of-interest method of accounting for business combinations and require intangible assets acquired in business combinations be recorded separately from goodwill. The pronouncements also eliminate the amortization of goodwill and other intangible assets with indefinite lives. SFAS 141 and the nonamortization provisions of SFAS 142 are effective for purchase business combinations completed after June 30, 2001. The remaining provisions of SFAS 142 are effective for the Company beginning January 1, 2002. Management does not believe the adoption of these pronouncements will have a material affect on the Company as the Company does not have any goodwill or other intangible assets with indefinite lives.

   In September 2001, the FASB issued SFAS 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS 144 supercedes SFAS 121 and further clarifies the accounting for disposals of long-lived assets. This statement is effective for the Company beginning January 1, 2002. Management does not believe the adoption of this pronouncement will have a material effect on the Company.

                                 XOX CORPORATION

                           DECEMBER 31, 2001 AND 2000



NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

   Use of Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.


NOTE C - STOCKHOLDERS' EQUITY

   Stock Options

   The Company maintains the 1996 Omnibus Stock Plan (the "Plan") under which 1,000,000 shares were reserved for either incentive options or nonqualified options. The Plan requires that the option price of incentive stock options be not less than 100% of the fair market value of the Company's Common Stock on the date of grant and may remain outstanding up to ten years from the date of grant. Nonqualified options must be priced not less than 85% of the fair market value of the Company's Common Stock on the date of grant. At December 31, 2001, the Company had 402,083 options available for grant under the Plan.

   A summary of the Company's stock option activity, including options outstanding from previous option plans, is as follows:

                                                               Weighted average
                                                  Shares        exercise price
                                                ----------     ----------------
     Outstanding at January 1, 2000                752,904           $2.48
       Granted                                     340,000            1.90
       Exercised                                    (2,000)           3.00
       Canceled                                    (82,104)           4.31
                                                ----------           -----
     Outstanding at December 31, 2000            1,008,800            2.13
       Granted                                      90,000            0.31
       Canceled                                   (469,646)           2.23
                                                ----------           -----
     Outstanding at December 31, 2001              629,154           $1.71
                                                ==========           =====

   Outside the Plan and previous plans, the Company has 100,000 options outstanding and exercisable to purchase shares of common stock with a weighted average exercise price of $1.70 per share.

                                 XOX CORPORATION

                           DECEMBER 31, 2001 AND 2000



NOTE C - STOCKHOLDERS' EQUITY - Continued

   The following table summarizes information about Plan options outstanding and exercisable at December 31, 2001:

                                      Options outstanding                   Options exercisable
                           -----------------------------------------     ------------------------
                                             Weighted
                                             average        Weighted                     Weighted
                                            remaining       average                       average
           Range of          Number        contractual     exercise        Number        exercise
       exercise prices     outstanding         life          price       exercisable       price
       ---------------     -----------     -----------     ---------     -----------     --------
            $0.31             90,000       9.75 years         $0.31         90,000          $0.31
        $1.50 - $2.00        499,000          6 years          1.79        499,000           1.79
        $3.00 - $4.50         30,988          3 years          3.55         30,988           3.55
            $4.75              9,166          6 years          4.75          9,166           4.75
                           ---------                          -----      ---------          -----
                             629,154                          $1.71        629,154          $1.71
                           =========                          =====      =========          =====

   The weighted average fair value of options granted during 2001 and 2000 was $0.31 and $0.71 per share. The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions: risk free-interest rate in 2001 and 2000 of 5.3%; no dividend yield; volatility factor of the expected market price of the Company's Common Stock in 2001 and 2000 of 220% and 20%, and a weighted-average expected life of the option of 10 years.

   The Company's pro forma information, assuming the fair value method had been used, is as follows:

                                                                         2001            2000
                                                                      ----------      ----------
     Pro forma loss from continuing operations                        $ (552,894)     $  (70,844)
     Pro forma loss from continuing operations
       per common share - basic and diluted                                (0.19)          (0.02)
     Pro forma net loss                                                 (436,527)       (230,701)
     Pro forma net loss per common share
       Basic                                                               (0.15)          (0.08)
       Diluted                                                             (0.15)          (0.07)

   Warrants

   The Company had also issued warrants in connection with debt and equity offerings with summarized activity as follows:

                                                                      Warrants
                                                                     outstanding            Price
                                                                   and exercisable        per share
                                                                   ---------------     --------------
         Balance at January 1, 2000                                    161,022         $3.00 - $15.00
           Canceled                                                    (54,256)         3.00 - 9.10
                                                                     ---------
         Balance at December 31, 2000                                  106,766          4.50 - 15.00
           Canceled                                                   (106,766)         4.50 - 15.00
                                                                     ---------
         Balance at December 31, 2001                                       --               -
                                                                     =========

                                 XOX CORPORATION

                           DECEMBER 31, 2001 AND 2000



NOTE D - INCOME TAXES

   At December 31, 2001, the Company has net operating loss ("NOL") carryforwards of approximately $9,800,000, which will begin to expire in 2002 through 2021. These NOL's are subject to annual utilization limitations due to changes in the equity ownership of the Company.

   The tax effects of temporary differences giving rise to deferred income taxes are as follows:

                                                            2001             2000
                                                        -----------      -----------
     Deferred tax assets:
       Net operating loss carryforwards                 $ 3,920,000      $ 3,760,000
       Research and development credits                     299,000          299,000
       Other                                                 19,000           16,000
                                                        -----------      -----------
                                                          4,238,000        4,075,000
     Less valuation allowance                            (4,238,000)      (4,075,000)
                                                        -----------      -----------

                                                        $        --      $        --
                                                        ===========      ===========

   The Company's provision (benefit) for income taxes related to continuing operations differs from the statutory federal income tax as follows:

                                                            2001             2000
                                                        -----------      -----------
     Tax at federal statutory rate                      $  (178,500)     $    29,500
     State income taxes                                     (31,500)           5,200
     Net operating loss carryforward                             --          (34,700)
     Change in deferred tax valuation allowance             210,000               --
                                                        -----------      -----------

                                                        $        --      $        --
                                                        ===========      ===========

NOTE E - LEASES

   The Company leases, on a month-to-month basis, a commercial office in Minnetonka, Minnesota. The lease has a term through March 31, 2004, with an early termination option upon providing 180 days notice. Approximately half of the leased space is under sublease to GeoSmith. The sublease has a term through March 31, 2004, with an early termination option upon providing 180 days notice. The annual rental payment on these premises is approximately $55,200, plus a sharing of expenses for the terms of the lease. This rental payment is offset by sublease income at annualized rate of $27,600, plus a sharing of expenses for the term of the sublease. The Chairman of the Board of the Company has an ownership interest in the company which owns the property subject to the lease.

         The Company also leased office space in Houston, Texas under an operating lease agreement through May 2001. Rent expense of $21,953 on this operating lease for the year ended December 31, 2001, was included in net liabilities of discontinued operations at December 31, 2000. Rent expense relating to the year ended December 31, 2000, was $75,457.

                                 XOX CORPORATION

                           DECEMBER 31, 2001 AND 2000



NOTE F - SUBSEQUENT EVENT (UNAUDITED)

On January 8, 2002, the Company announced that it had signed a definitive agreement to merge (the "Merger") with Tele Digital Development, Inc. ("Tele Digital"), a privately held company organized under the laws of the state of Minnesota that develops and markets operating software systems for the wireless communications market. Upon the completion of the Merger, current stockholders of XOX would own approximately 23% of the outstanding shares of the merged company and the current shareholders of Tele Digital would own approximately 77% of the merged company. The Merger is subject to several conditions, including the approval by the stockholders of XOX and the shareholders of Tele Digital.

The following unaudited pro forma consolidated statement of operations data combines information from the historical financial statements of XOX and Tele Digital for the year ended December 31, 2001 and gives effect to the Merger as if it had been consummated on January 1, 2001:


         Net sales                                      $167,020
         Net loss                                       $(2,417,082)
         Net loss per share - basic and diluted         $(0.15)

The unaudited consolidated pro forma information is not necessarily indicative of the combined results that would have occurred had the Merger occurred on January 1, 2001, nor is it indicative of the results that may occur in the future.

                                 XOX CORPORATION
                                EXHIBIT INDEX TO
                FORM 10-KSB FOR THE YEAR ENDED DECEMBER 31, 2001

Item No.    Title of Document                                   Method of Filing
--------    -----------------                                   ----------------

3.1         Amended and Restated Certificate of Incorporation...     ******

3.2         Amended and Restated Bylaws.........................     ******

10.1#       License Agreement between ANSYS, Inc. (formerly
            Swanson Analysis Systems, Inc.) and the Company
            dated February 9, 1993..............................     *

10.2#       Software License Agreement between Landmark
            Graphics, Inc. and the Company dated January 1,
            1995................................................     *

10.3#       Software License Agreement between Schlumberger
            Corporation and the Company dated October 14,
            1994................................................     *

10.4#       Software License Agreement between CogniSeis
            Development, Inc. and the Company dated July 10,
            1995................................................     *

10.5        Employment Agreement between John Sutton and the
            Company dated August 22, 2000.......................     ********

10.6        Employment Agreement between William Fuller and the
            Company dated August 22, 2000.......................     ********

10.7        XOX Corporation 1996 Amended Omnibus Stock Plan.....     *****

10.8        XOX Corporation 1987 Incentive Stock Option Plan
            and Agreement.......................................     *

10.9        XOX Corporation 1987 Non-Qualified Stock Option
            Plan and Agreement..................................     *

10.10#      Software License Agreement between CADKEY, Inc.
            and the Company dated September 27, 1990............     *

10.11#      Software License Agreement between
            Schlumberger/Geco-Prakl and the Company dated
            November 30, 1993...................................     *

10.12#      Software License Agreement between Shell Oil and
            the Company dated October 7, 1994...................     *

10.13#      Confidential Disclosure Agreement between
            Fairfield Imaging-VoluMetrix and the Company dated
            October 17, 1995....................................     *

10.14#      Distribution License Agreement among the Company,
            TechSoft GmbH and SAPEX dated April 18, 1995........     *

10.15#      Marketing and Support Agreement between TechSoft
            GmbH and the Company dated October 1, 1994..........     *

10.16#      Development and License Agreement between Visual
            Software, Inc. and the Company dated November 28,
            1995 ...............................................     *

10.17#      International Distribution Agreement between
            Unitechnic SA and the Company dated June 1, 1996....     *

10.18#      Software License Agreement between Evans and
            Sutherland Corporation and the Company dated
            January 9, 1996 ....................................     *

10.19       Source Code Licensing Agreement between VoluMetrix
            and the Company dated October 31, 1996..............     *******

10.20       Software Purchase Agreement between Jacques E.
            Gavois and the Company dated December 1, 1996.......     *******

10.21#      SURFER Software License Agreement between Shell
            Oil Company and the Company dated October 3, 1996...     *******

10.22#      XOX Corporation and Shell International
            Exploration and Production B.V. Consultancy
            Agreement dated December 19, 1997...................     **

10.23#      XOX Corporation and GeoQuest Agreements, effective
            June 1, 1998........................................     ***

21.1        Subsidiaries of the Registrant......................     *********

23.1        Consent of Grant Thornton LLP.......................     *********

24.1        Power of Attorney...................................     **********

------------------------------

* Incorporated by reference to the Company's Registration Statement on Form SB-2, SEC file number 333-05112-C.

** Incorporated herein by reference to the Company's Form 10-KSB for the year ended December 31, 1997.

*** Incorporated herein by reference to the Company's Form 10-Q/A for quarter ended June 30, 1998.

**** Incorporated herein by reference to the Company's Form 8-K dated May 25, 1999.

***** Incorporated herein by reference to the Company's Registration Statement on Form S-8, filed with the SEC on August 13, 1998.

****** Incorporated herein by reference to the Company's Definitive Proxy Statement on Schedule 14A, filed with the SEC on May 11, 1998.

******* Incorporated herein by reference to the Company's Form 10-KSB for the year ended December 31, 1996.

******** Incorporated herein by reference to the Company's Form 10-KSB for the year ended December 31, 2000.

*********    Filed herewith.

**********   Included in signature page of this Form 10-KSB

# Confidential treatment was requested pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, and confidential portions of the exhibits have been deleted and filed separately with the Securities and Exchange Commission.