Form 10QSB
period 2002-03-31
XOX CORP
filed 2002-05-15
CIK 798122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 FOR THE QUARTER ENDED MARCH 31, 2002


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

Common Stock, $.025 Par Value - 2,977,346 shares outstanding as of April 30,
2002.

Transitional Small Business Disclosure Format (check one):       Yes ___   No_X_

                                 XOX CORPORATION
                                      INDEX


                                                                        Page No.
                                                                        --------
PART I.       FINANCIAL INFORMATION
              Item 1. Financial Statements
                Condensed Consolidated Balance Sheets as of
                March 31, 2002 and December 31, 2001                         3

                Condensed Consolidated Statements of Operations for
                the Three Months Ended March 31, 2002 and 2001               4

                Condensed Consolidated Statements of Cash Flows for
                the Three Months Ended March 31, 2002 and 2001               5

                Notes to Financial Statements                                6

              Item 2. Management's Discussion and Analysis
                           or Plan of Operations                             9


PART II.      OTHER INFORMATION
              Item 1. Legal Proceedings                                     11

              Item 2. Changes in Securities and Use of Proceeds             11

              Item 3. Defaults upon Senior Securities                       11

              Item 4. Submission of Matters to a Vote of Security Holders   11

              Item 5. Other Information                                     11

              Item 6. Exhibits and Reports on Form 8-K                      11

              Signatures                                                    12

PART 1 FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                 XOX CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                               March 31,       December 31,
ASSETS                                           2002             2001
------                                       ------------     ------------

CURRENT ASSETS
   Cash and cash equivalents                 $    704,990     $    873,662
   Prepaid expenses and other                     103,865            6,337
                                             ------------     ------------

                Total current assets              808,855          879,999

OTHER ASSETS
   Net assets of discontinued operations            6,486           13,995
                                             ------------     ------------

                                             $    815,341     $    893,994
                                             ============     ============

LIABILITIES AND STOCKHOLDERS EQUITY
-----------------------------------

CURRENT LIABILITIES
   Accounts payable                          $     48,832     $     45,543
                                             ------------     ------------

                Total current liabilities          48,832           45,543

STOCKHOLDERS EQUITY
   Common stock                                    74,432           74,432
   Additional paid-in capital                  12,627,784       12,627,784
   Accumulated deficit                        (11,935,707)     (11,853,765)
                                             ------------     ------------
                                                  766,509          848,451
                                             ------------     ------------

                                             $    815,341     $    893,994
                                             ============     ============


See notes to condensed consolidated financial statements.

                                 XOX CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                           Three months ended March 31,
                                                           ---------------------------
                                                              2002            2001
                                                           -----------     -----------
Operating expenses                                         $   (85,417)    $  (143,600)
                                                           -----------     -----------

                Operating loss                                 (85,417)       (143,600)

Other income - interest                                          3,475          15,989
                                                           -----------     -----------

                Loss from continuing operations                (81,942)       (127,611)

Discontinued operations
   Loss from operations of geosciences line of business             --         (43,994)
                                                           -----------     -----------

                NET LOSS                                   $   (81,942)    $  (171,605)
                                                           ===========     ===========

Loss per share - basic and diluted
   Continuing operations                                   $     (0.03)    $     (0.04)
   Discontinued operations                                          --           (0.02)
                                                           -----------     -----------
   Net earnings                                            $     (0.03)    $     (0.06)
                                                           ===========     ===========

Weighted average shares outstanding - basic
   and diluted                                               2,977,346       2,977,346


See notes to condensed consolidated financial statements.

                                 XOX CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      Three months ended March 31,
                                                                      ---------------------------
                                                                         2002            2001
                                                                      -----------     -----------
Cash flows from operating activities:
   Net loss                                                           $   (81,942)    $  (171,605)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Net change in discontinued operations                                7,509        (144,288)
       Prepaid expenses and other                                         (97,528)        (51,050)
       Accounts payable                                                     3,289              --
                                                                      -----------     -----------

                Net cash used in operating activities                    (168,672)       (366,943)
                                                                      -----------     -----------

                Net decrease in cash and cash equivalents                (168,672)       (366,943)

Cash and cash equivalents at beginning of period                          873,662       1,378,531
                                                                      -----------     -----------

Cash and cash equivalents at end of period                            $   704,990     $ 1,011,588
                                                                      ===========     ===========


See notes to condensed consolidated financial statements.

                                 XOX CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 2002


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared by XOX Corporation (the "Company" or "XOX" {pronounced zocks}), pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the financial statements includes normal recurring adjustments and reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of such financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these condensed financial statements be read in conjunction with the financial statements and accompanying notes included in the Company's annual report to the Securities and Exchange Commission on Form 10-KSB for the fiscal year ended December 31, 2001. The condensed consolidated balance sheet as of December 31, 2001 was derived from the audited financial statements as of that date.

In preparing the Company's condensed consolidated financial statements, management is required to make estimates and assumptions that effect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.


NOTE 2 - DISCONTINUED OPERATIONS AND RESTATEMENT

During December 2000, the Company entered into a formal plan for exiting its geoscience business effective December 31, 2000 and began exploring future strategic options. Accordingly, XOX closed its software engineering operations at its Bloomington, Minnesota headquarters, its research and maintenance facilities in Bangalore, India, as well as its geoscience-related sales offices in Houston, Texas. Further, the Company entered into an agreement with GeoSmith Consulting Group LLC ("GeoSmith") (comprised largely of former employees of XOX's software engineering staff) under which GeoSmith provided ongoing maintenance, development and support of XOX's technologies to meet its contractual obligations and serve its customers going forward.

                                 XOX CORPORATION

                                 MARCH 31, 2002


NOTE 2 - DISCONTINUED OPERATIONS AND RESTATEMENT - Continued

As a result of these developments, the operating results of the geoscience business have been presented as discontinued operations in the Company's financial statements.

The components of net assets of discontinued operations included in the Company's condensed consolidated balance sheets are as follows:

                                                     March 31,    December 31,
                                                       2002          2001
                                                     ---------     ---------
     ASSETS
       Property and equipment                        $  16,486     $  23,995

     LIABILITIES
       Accounts payable and accrued expenses           (10,000)      (10,000)
                                                     ---------     ---------

     Net assets of discontinued operations           $   6,486     $  13,995
                                                     =========     =========

Summarized financial information for the operations of the geoscience business are as follows:

                                                  Three months ending March 31,
                                                  -----------------------------
                                                       2002          2001
                                                     ---------     ---------

     Revenues                                        $      --     $  62,500
     Operating expenses                                     --      (106,494)
                                                     ---------     ---------

     Loss from operations of the
        geosciences line of business                 $      --     $ (43,994)
                                                     =========     =========

                                XOX CORPORATION
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                                 MARCH 31, 2002


NOTE 3 - LOSS PER SHARE

Basic loss per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares outstanding and common share equivalents when dilutive.

For the three months ended March 31, 2002, the Company reported a loss from continuing operations and as such, no common share equivalents were included in the computation of diluted net loss per share. However, if the Company had reported net earnings from continuing operations for the three months ended March 31, 2002, no additional common share equivalents would have been included, as all were antidilutive for that period.

NOTE 4 - RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") 141, BUSINESS COMBINATIONS, and SFAS 142, GOODWILL AND OTHER INTANGIBLE ASSETS. These pronouncements, among other things, eliminate the pooling-of-interest method of accounting for business combinations and require intangible assets acquired in business combinations be recorded separately from goodwill. The pronouncements also eliminate the amortization of goodwill and other intangible assets with indefinite lives. SFAS 141 and the nonamortization provisions of SFAS 142 were effective for purchase business combinations completed after June 30, 2001. The remaining provisions of SFAS 142 were effective for the Company beginning January 1, 2002. Adoption of these pronouncements did not have a material affect on the Company, as the Company does not have any goodwill or other intangible assets with indefinite lives.

In September 2001, the FASB issued SFAS 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. SFAS 144 supercedes SFAS 121 and further clarifies the accounting for disposals of long-lived assets. The Company adopted this pronouncement on January 1, 2002. Adoption of this pronouncement did not have a material effect on the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Form 10-QSB contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," or "continue" or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including, but not limited to, the risk factors set forth in the "Risk Factors" section of the Company's Registration Statement on Form SB-2 (File No. 333-05112-C) and the "Risk Factors" section of the Company's Definitive Proxy Statement on Schedule 14A, as filed with the Securities Exchange Commission on May 8, 2002. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

RESULTS OF OPERATIONS

During December 2000, the Company entered into a formal plan for exiting the geoscience line of business. As a result, the operating results of its geoscience business is presented as discontinued operations.

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

The Company has no revenues from continuing operations other than interest income. Interest income for the three months ended March 31, 2002 decreased approximately 78% to $3,475 from $15,989 reported for the three months ended March 31, 2001. This increase was due primarily to lower interest rates earned in money market accounts and short-term commercial paper from invested excess funds, and lower amounts of funds invested during the period as cash was used.

Operating expenses from continuing operations of $85,417 and $143,600 for the three months ended March 31, 2002 and 2001 consisted of general operating expenses, including salaries, office rent, insurance, legal, accounting and office supplies.

The Company had no revenues related to the discontinued geosciences line of business during the three months ended March 31, 2002, as compared to $62,500 during the three months ended March 31, 2001. There were no geoscience operating expenses during the three months ended March 31, 2002, as compared to $106,494 during the three months ended March 31, 2001. This resulted in no earnings or loss from operations from the discontinued line of business during the three months ended March 31, 2002, compared to a loss of $43,994 during the three months ended March 31, 2001. The reason for these decreases in revenues and expenses are attributable primarily to the wind-down of the Company's contract with Schlumberger Corporation.

Liquidity and Capital Resources

Cash and cash equivalents were $704,990 at March 31, 2002, compared to $873,662 at December 31, 2001. The Company had net assets of discontinued operations of $6,486 at March 31, 2002, compared to $13,995 at December 31, 2001. The Company has no debt as of March 31, 2002.

On January 8, 2002, the Company announced that it had signed a definitive agreement to merge (the "Merger") with Tele Digital Development, Inc. ("Tele Digital"), a privately held company organized under the laws of the state of Minnesota that develops and markets operating software systems for the wireless communications market. Upon the completion of the Merger, current stockholders of XOX would own approximately 23% of the outstanding shares of the merged company and the current shareholder of Tele Digital would own approximately 77% of the merged company. The Merger is subject to several conditions, including the approval by the stockholders of XOX and the shareholders of Tele Digital.

The Company believes it has adequate cash to operate until the Merger with Tele Digital is completed, which is expected to occur during the second quarter of 2002. As part of the definitive agreement with Tele Digital, the Company is required, at the time of the closing of the Merger, to have at least $750,000 of cash and cash equivalents and prepaid insurance premiums for its directors and officers insurance policy. If this amount is not maintained, the ratio of common shares to be exchanged between the Company and Tele Digital may be adjusted. Prior to the Merger, the Company may attempt to raise additional amounts of cash, either from the sale of certain assets or the issuance of Common Stock. On February 1, 2002, the Company authorized a sale of up to an aggregate amount of $300,000 of shares of Common Stock, at a price of $0.15 per share. As of the date of this report, none of these shares have been sold. There can be no assurance that the Company will be successful in raising additional amounts of cash, if attempted.

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

                                                  XOX Corporation


May 14, 2002
                                                  By /s/ John Sutton
                                                     ---------------------------
                                                     John Sutton
                                                     Chief Executive Officer and
                                                     Principal Financial Officer