Form 10QSB
period 2002-06-30
XOX CORP
filed 2002-08-14
CIK 798122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                                   FORM 10-QSB


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 FOR THE QUARTER ENDED JUNE 30, 2002


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

          1325 East 79th Street, Suite 6, Bloomington, Minnesota 55425
                                 (952) 876-0527
          (Address and telephone number of principal executive offices and principal place of business)

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

Common Stock, $.025 Par Value - 13,598,885 shares outstanding as of July 17,
2002.

Transitional Small Business Disclosure Format (check one): Yes ___  No _X_

                                 XOX CORPORATION
                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements
           Condensed Consolidated Balance Sheets as of
           June 30, 2002 and December 31, 2001                              3

           Condensed Consolidated Statements of Operations for
           the Three and Six Months Ended June 30, 2002 and 2001            4

           Condensed Consolidated Statements of Cash Flows for
           the Six Months Ended June 30, 2002 and 2001                      5

           Notes to Financial Statements                                    6

         Item 2.  Management's Discussion and Analysis
                      or Plan of Operations                                 9


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings                                        13

         Item 2.  Changes in Securities and Use of Proceeds                13

         Item 3.  Defaults upon Senior Securities                          13

         Item 4.  Submission of Matters to a Vote of Security Holders      13

         Item 5.  Other Information                                        14

         Item 6.  Exhibits and Reports on Form 8-K                         14

         Signatures                                                        15

                                     PART I

                              FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                                 XOX CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                  June 30,         December 31,
ASSETS                                             2002               2001
------                                         ------------       ------------
CURRENT ASSETS
   Cash and cash equivalents                   $    604,900       $    873,662
   Prepaid expenses and other                        69,377              6,337
                                               ------------       ------------

                Total current assets                674,277            879,999

OTHER ASSETS
   Net assets of discontinued operations            148,041             13,995
                                               ------------       ------------

                                               $    822,318       $    893,994
                                               ============       ============
LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES
   Accounts payable                            $    110,608       $     45,543
                                               ------------       ------------

                Total current liabilities           110,608             45,543

STOCKHOLDERS EQUITY
   Common stock                                      74,432             74,432
   Additional paid-in capital                    12,627,784         12,627,784
   Accumulated deficit                          (11,990,506)       (11,853,765)
                                               ------------       ------------
                                                    711,710            848,451
                                               ------------       ------------

                                               $    822,318       $    893,994
                                               ============       ============


See notes to condensed consolidated financial statements.

                                 XOX CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Three months ended               Six months ended
                                                          June 30,                        June 30,
                                               ---------------------------     ---------------------------
                                                   2002            2001            2002            2001
                                               -----------     -----------     -----------     -----------
Operating expenses                             $  (192,565)    $  (145,132)    $  (277,982)    $  (288,732)
                                               -----------     -----------     -----------     -----------

                Operating loss                    (192,565)       (145,132)       (277,982)       (288,732)

Other income - interest                              2,766          10,385           6,241          26,374
                                               -----------     -----------     -----------     -----------

                Loss from continuing
                  operations                      (189,799)       (134,747)       (271,741)       (262,358)

Discontinued operations
   Income (loss) from operations of
     geosciences line of business                  135,000           5,140         135,000         (38,854)
                                               -----------     -----------     -----------     -----------

                NET LOSS                       $   (54,799)    $  (129,607)    $  (136,741)    $  (301,212)
                                               ===========     ===========     ===========     ===========

Loss per share - basic and diluted
   Continued operations                        $     (0.06)    $     (0.04)    $     (0.09)    $     (0.09)
   Discontinued operations                            0.04            0.00            0.04           (0.01)
                                               -----------     -----------     -----------     -----------
   Net earnings                                $     (0.02)    $     (0.04)    $     (0.05)    $     (0.10)
                                               ===========     ===========     ===========     ===========

Weighted average shares outstanding - basic
   and diluted
                                                 2,977,346       2,977,346       2,977,346       2,977,346


See notes to condensed consolidated financial statements.

                                 XOX CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Six months ended June 30,
                                                                      ---------------------------
                                                                         2002            2001
                                                                      -----------     -----------
Cash flows from operating activities:
   Net loss                                                           $  (136,741)    $  (301,212)
   Adjustments to reconcile net loss to net cash used in operating activities:
       Net change in discontinued operations                             (134,046)       (125,319)
       Prepaid expenses and other                                         (63,040)        (37,100)
       Accounts payable                                                    65,065              --
                                                                      -----------     -----------

                Net cash used in operating activities                    (268,762)       (463,631)
                                                                      -----------     -----------

                Net decrease in cash and cash equivalents
                                                                         (268,762)       (463,631)

Cash and cash equivalents at beginning of period                          873,662       1,378,531
                                                                      -----------     -----------

Cash and cash equivalents at end of period                            $   604,900     $   914,900
                                                                      ===========     ===========


See notes to condensed consolidated financial statements.

                                 XOX CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                                  JUNE 30, 2002


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

In preparing the Company's condensed consolidated financial statements, management is required to make estimates and assumptions that affect reported amounts of assets and liabilities and related revenues and expenses. Actual results could differ from the estimates used by management.


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

                                  JUNE 30, 2002


NOTE 2 - DISCONTINUED OPERATIONS AND RESTATEMENT - Continued

As a result of these developments, the operating results of the geoscience business have been presented as discontinued operations in the Company's financial statements.

The components of net assets of discontinued operations included in the Company's condensed consolidated balance sheets are as follows:

                                                  June 30,          December 31,
                                                    2002                2001
                                                  ---------         ---------
ASSETS
  Accounts receivable                             $ 148,041          $     --
  Property and equipment                                 --            23,995

LIABILITIES
  Accounts payable and accrued expenses                  --           (10,000)
                                                  ---------         ---------

Net assets of discontinued operations             $ 148,041         $  13,995
                                                  =========         =========


Summarized financial information for the operations of the geoscience business are as follows:

                           Three months ended June 30,     Six months ended June 30,
                            ------------------------       ------------------------
                               2002           2001            2002           2001
                            ---------      ---------       ---------      ---------
Revenues                    $      --      $  41,667       $      --      $ 104,167
Operating expenses                 --        (22,567)             --       (129,061)
Other, net                    135,000        (13,960)        135,000        (13,960)
                            ---------      ---------       ---------      ---------

Income (loss) from
   operations of the
   geosciences line of
   business                 $ 135,000      $   5,140       $ 135,000      $ (38,854)
                            =========      =========       =========      =========

NOTE 3 - LOSS PER SHARE

Basic loss per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares outstanding and common share equivalents when dilutive.

                                 XOX CORPORATION

                                  JUNE 30, 2002


NOTE 3 - LOSS PER SHARE - Continued

For the three and six months ended June 30, 2002, the Company reported a loss from continuing operations and as such, no common share equivalents were included in the computation of diluted net loss per share. However, if the Company had reported net earnings from continuing operations for the three and six months ended June 30, 2002, no additional common share equivalents would have been included, as all were antidilutive for that period.


NOTE 4 - SUBSEQUENT EVENTS

Merger
------

Effective July 3, 2002, XOX completed its merger pursuant to an Agreement and Plan of Merger dated as of January 7, 2002 by and among XOX, Tele Digital Development, Inc. ("Tele Digital"), and TD Acquisition, Inc., a wholly-owned subsidiary of XOX, as amended by Amendment No. 1 to Agreement and Plan of Merger dated as of March 29, 2002 and Amendment No. 2 to Agreement and Plan of Merger dated as of June 30, 2002 (the "Merger Agreement"). In the merger, TD Acquisition, Inc. merged with Tele Digital, with Tele Digital being the surviving company and becoming a wholly-owned subsidiary of XOX.

In the merger, the former shareholders of Tele Digital received shares of XOX common stock. In addition, in the merger, warrants and options to purchase shares of Tele Digital common stock were converted into warrants and options to purchase shares of XOX common stock. Each share of Tele Digital common stock was converted into .7483 shares of XOX common stock, each warrant to purchase one share of Tele Digital common stock was converted into a warrant to purchase ..7483 shares of XOX common stock, and each option to purchase one share of Tele Digital common stock was converted into an option to purchase .7483 shares of XOX common stock.

Immediately after the merger, the former Tele Digital shareholders, option holders and warrant holders together owned a total of approximately 77% of XOX common stock on a fully-diluted basis, (assuming the exercise of all options and warrants to purchase XOX common stock), and the pre-merger XOX stockholders owned a total of approximately 23% of XOX common stock on a fully-diluted basis. The merger involved only the issuance of XOX common stock, and no cash consideration or other consideration was issued or used in the merger.

The Merger will be accounted for as a reverse acquisition by Tele Digital, and accordingly, is deemed to be equivalent, for accounting purposes, to the issuance of Tele Digital capital stock in exchange for the fair market value of the assets and liabilities of XOX. As a result, no

                                 XOX CORPORATION

                                  JUNE 30, 2002


NOTE 4 - SUBSEQUENT EVENTS - Continued

goodwill will be recorded, and the assets and liabilities of Tele Digital will continue to be recorded at their historic values.

Tele Digital is a privately held company organized under the laws of the State of Minnesota that develops and markets operating software for the wireless communication market.

The following unaudited pro forma condensed balance sheet gives effect to the merger if it had occurred on June 30, 2002:

       Current assets                            $     745,268
       Other assets                                    246,473
                                                 -------------

                                                 $     991,741
                                                 =============

       Current liabilities                       $   1,966,769
       Other liabilities                                 6,510
                                                 -------------
                                                     1,973,279

       Stockholders' equity
         Common stock                                  339,972
         Additional paid-in capital                  9,722,276
         Accumulated deficit                       (11,043,786)
                                                 -------------
                                                      (981,538)
                                                 -------------
                                                 $     991,741
                                                 =============


Sale of Shares of Common Stock
------------------------------

On July 1, 2002, the Company sold 342,682 shares of common stock for proceeds of $70,250.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This Form 10-QSB contains certain forward-looking statements. For this purpose, any statements contained in this Form 10-QSB that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "expect," "believe," "anticipate," or "continue" or the negative or other variation thereof or comparable terminology are intended to identify forward-looking statements. These statements by their nature involve substantial risks and uncertainties, and actual results may differ materially depending on a variety of factors, including, but not limited to, the risk factors set forth in the "Risk Factors" section of the Company's Proxy Statement dated May 8, 2002. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.


RESULTS OF OPERATIONS

During December 2000, the Company entered into a formal plan for exiting the geoscience line of business. As a result, the operating results of its geoscience business is presented as discontinued operations.


THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

The Company has no revenues from continuing operations other than interest income. Interest income for the three months ended June 30, 2002 decreased approximately 73% to $2,766 from $10,385 reported for the three months ended June 30, 2001. This decrease was due primarily to lower interest rates earned in money market accounts and short-term commercial paper from invested excess funds, and lower amounts of funds invested during the period as cash was used.

Operating expenses from continuing operations of $192,565 and $145,132 for the three months ended June 30, 2002 and 2001 consisted of general operating expenses, including salaries, office rent, insurance, legal, accounting, and office supplies. The increase in these expenses in the June 30, 2002 quarter is attributable primarily to a buyout of the Company's office lease and the resulting expense of approximately $51,800. The Company is in negotiations to obtain a refund of part of this expense.

The Company had no revenues related to the discontinued geosciences line of business during the three months ended June 30, 2002 as compared to $41,667 during the three months ended June 30, 2001. There were no geoscience operating expenses during the three months ended June 30, 2002 as compared to $2,567 during the three months ended June 30, 2001. The reason for these decreases in revenues and expenses are attributable primarily to the wind-down of the Company's contract with Schlumberger Corporation. During the three months ended June 30, 2002, the Company sold its proprietary software technology for $135,000, which is included in other income/expenses, net. This resulted in earnings of $135,000 from operations from the discontinued line of business during the three months ended June 30, 2002 compared to $5,140 during the three months ended June 30, 2001.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

The Company has no revenues from continuing operations other than interest income. Interest income for the six months ended June 30, 2002 decreased approximately 76% to $6,241 from $26,374 reported for the six months ended June 30, 2001. This decrease was due primarily to lower interest rates earned in money market accounts and short-term commercial paper from invested excess funds, and lower amounts of funds invested during the period as cash was used.

Operating expenses from continuing operations of $277,982 and $288,732 for the three months ended June 30, 2002 and 2001 consisted of general operating expenses, including salaries, office rent, insurance, legal, accounting, office supplies and the lease buyout in the six months ended June 30, 2002.

The Company had no revenues related to the discontinued geosciences line of business during the six months ended June 30, 2002 as compared to $104,167 during the six months ended June 30, 2001. There were no geoscience operating expenses during the six months ended June 30, 2002 as compared to $129,061 during the six months ended June 30, 2001. The reason for these decreases in revenues and expenses are attributable primarily to the wind-down of the Company's contract with Schlumberger Corporation. During the three months ended June 30, 2002, the Company sold its proprietary software technology for $135,000, which is included in other income/expenses, net. This resulted in earnings of $135,000 from operations from the discontinued line of business during the six months ended June 30, 2002 compared to $38,854 during the six months ended June 30, 2001.


Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents were $604,900 at June 30, 2002 compared to $873,662 at December 31, 2001. The Company had net assets of discontinued operations of $148,041 at June 30, 2002 compared to $13,995 at December 31, 2001. The net assets of discontinued operations at June 30, 2002 consist of receivables relating to the sale of the Company's proprietary software and furniture and equipment. The Company has no debt as of June 30, 2002. On July 1, 2002, the Company sold 342,682 shares of common stock for proceeds of $70,250.

Effective July 3, 2002, XOX completed its merger pursuant to the Merger Agreement. In the merger, the former shareholders of Tele Digital received shares of XOX common stock. In addition, in the merger, warrants and options to purchase shares of Tele Digital common stock were converted into warrants and options to purchase shares of XOX common stock. Each share of Tele Digital common stock was converted into .7483 shares of XOX common stock, each warrant to purchase one share of Tele Digital common stock was converted into a warrant to purchase .7483 shares of XOX common stock, and each option to purchase one share of Tele Digital common stock was converted into an option to purchase ..7483 shares of XOX common stock.

Immediately after the merger, the former Tele Digital shareholders, option holders and warrant holders together owned a total of approximately 77% of XOX common stock on a fully-diluted basis, (assuming the exercise of all options and warrants to purchase XOX common stock), and the pre-merger XOX stockholders owned a total of approximately 23% of XOX common stock on a fully-diluted basis. The merger involved only the issuance of XOX common stock, and no cash consideration or other consideration was issued or used in the merger.

The Company believes it has adequate cash to operate in the near term after the merger with Tele Digital is completed. On a longer term basis, the Company anticipates that it will need to raise capital, either through debt or selling stock, to fund future operations, expansion, and/or development of product. There can be no assurance that the Company will be successful in raising additional amounts of capital, if attempted.


Related Party Transactions
--------------------------

On March 31, 2001, XOX executed a lease agreement with Wayroad LLC ("Wayroad"), a Minnesota limited liability company in which the former chairman of the board of XOX had an ownership interest. Ownership of the space was subsequently transferred by Wayroad to an unrelated entity. In May 2002, XOX agreed to a lease buyout of the remaining amounts due under the lease, which totaled approximately $96,000, for approximately $51,800, representing a discount of over 45%. This negotiated lease buyout amount represented the payment of two month's rent ($9,200) and a proportional share of leasehold improvements that had been made to benefit XOX when it entered into the lease. XOX is in negotiations to obtain a refund of part of this buyout amount.

                                     PART II

                                OTHER INFORMATION


ITEM 1.       LEGAL PROCEEDINGS

              None.

ITEM 2.       CHANGES IN SECURITIES AND USE OF PROCEEDS

              As provided for in the Merger Agreement, and as approved at the Annual Meeting of XOX as described below in Item 4, on June 28, 2002, XOX filed an Amended and Restated Certification of Incorporation with the Secretary of State of Delaware increasing the number of authorized shares of capital stock from 20 million to 30 million and increasing the number of authorized shares of common stock from 10 million to 20 million. The Board of Directors of XOX has sole discretion to authorize the issuance of additional shares of one or more classes of stock without further action by the stockholders, except as required under Delaware law or other applicable laws or regulations. Any such stock could have rights and preferences superior to the rights and preferences of the XOX common stock. Additionally, the issuance of any additional shares of stock, including shares of common stock issued in connection with the completion of the merger with Tele Digital, will dilute the voting power of the then outstanding shares of XOX common stock and reduce the portion of the dividend and liquidation proceeds payable to the holders of the then outstanding shares of XOX common stock.

ITEM 3.       DEFAULTS UPON SENIOR SECURITIES

              None.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              The Annual Meeting of XOX was convened on Monday, June 10, 2002 and action was taken with respect to three of the four proposals set forth in the Definitive Proxy Statement, dated May 8, 2002 and mailed to stockholders on or about May 13, 2002 (the "Proxy Statement"). Specifically, the following proposals were approved at the Annual Meeting:

1. The proposal regarding the merger with Tele Digital was approved with 1,341,721 votes cast in favor of such proposal and 160,223 votes cast against such proposal. There were no abstentions or broker non-votes regarding such proposal.

2. The proposal regarding the election of the Class I directors, Steven B. Liefschultz, Layton G. Kinney and Brian D. Zelickson, to serve until 2004 unless the Merger Agreement is approved, and the Class II director, Peter Dahl, to serve until 2005 unless the Merger Agreement is approved, was approved with 1,421,201 votes cast for each director and 80,743 votes cast against each such director.

3. The proposal regarding the ratification of Grant Thornton LLP as XOX's independent auditors was approved with 1,428,016 votes cast in favor of such proposal and 73,928 votes cast against such proposal. There were no abstentions or broker non-votes regarding such proposal.

              The meeting was then adjourned until June 27, 2002, with respect to the proposal regarding approval of the amendment of the Company's Certification of Incorporation to increase the number of authorized shares of capital stock to 30 million and the number of authorized shares of common stock to 20 million in order to give additional stockholders the opportunity to vote on such proposal. The record date to identify the stockholders entitled to vote at the adjourned meeting remained as May 1, 2002.

              On June 27, 2002, the Annual Meeting of XOX was reconvened and action was taken with respect to the proposal to amend the Certificate of Incorporation as described above. Such proposal was approved with 1,556,677 votes cast in favor of such proposal, 153,857 votes cast against such proposal and 9,500 shares abstaining from the vote. There were no broker non-votes regarding such proposal.

              As of the effective date of the merger, as provided in the Merger Agreement and the Proxy Statement, the directors elected at the Annual Meeting, as well as the Class III directors, Bernard Reeck and Craig Gagnon, resigned and Richard W. Perkins and Craig Gagnon were appointed as Class III directors to serve until 2003, Richard L. Barnaby and Steve Mercil were appointed as Class II directors to serve until 2005; and an independent director to be appointed by Messrs. Perkins, Gagnon, Barnaby and Mercil will be the Class I director to serve until 2004. At its meeting held on July 15, 2002, the Board elected Gene Bier to the Board as such independent director.

ITEM 5.       OTHER INFORMATION

              None

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)   Exhibits

                    3.1 Amended and Restated Certificate of Incorporation (filed herewith)

                    3.2          Amended and Restated Bylaws (filed herewith)

                    99.1 Certification of Quarterly Report by the President and Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

              (b)   Reports on Form 8-K

                    (i)  None

                                    SIGNATURE

         In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   XOX Corporation


August 13, 2002
                                   By:  /s/ Richard L. Barnaby
                                        ----------------------
                                        Richard L. Barnaby
                                        President and Chief Executive Officer