Form 10QSB
period 2002-09-30
XOX CORP
filed 2002-11-19
CIK 798122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT
         OF 1934
               For the quarterly period ended September 30, 2002

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition period from __________ to __________


                       COMMISSION FILE NUMBER 333-05112-C

                                 XOX CORPORATION
        (Exact name of small business issuer as specified in its charter)

         Delaware                                                93-0898539
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

          1325 East 79th Street, Suite 6, Bloomington, Minnesota 55425

                    (Address of principal executive offices)

                                 (952) 876-0527

                           (Issuer's telephone number)

     ----------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes [X]     No

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $.025 Par Value - 13,664,041 shares outstanding as of November 19, 2002.

Transitional Small Business Disclosure Format (check one):  Yes         No [X]

================================================================================
                                 XOX CORPORATION

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I. FINANCIAL INFORMATION

         Item 1.  Financial Statements
              Condensed Consolidated Balance Sheets as of
              September 30, 2002 and December 31, 2001                      3

              Condensed Consolidated Statements of Operations
              for the Three and Nine Months Ended September
              30, 2002 and 2001                                             5

              Condensed Consolidated Statements of Cash Flows for
              the Nine Months Ended September 30, 2002 and 2001             6

              Notes to Consolidated Financial Statements                    8

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations             16

         Item 3. Quantitative and Qualitative Disclosures about
                 Market Risk                                               20

         Item 4. Procedures and Controls                                   20


PART II. OTHER INFORMATION

         Item 2. Changes in Securities and Use of Proceeds                 20

         Item 6. Exhibits and Reports on Form 8-K                          21


SIGNATURES                                                                 21


CERTIFICATION                                                              22

================================================================================
                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         XOX CORPORATION AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                  September 30,     December 31,
                ASSETS                                2002              2001
                                                   ----------        ----------
                                                   (Unaudited)
CURRENT ASSETS
   Cash                                            $  129,102        $       --
   Accounts receivable                                  8,566            30,463
   Notes receivable from employees                     58,022            61,022
   Inventories                                      1,188,000            15,412
                                                   ----------        ----------

                Total current assets                1,383,690           106,897


EQUIPMENT - AT COST
   Furniture and equipment                             84,606            70,110
   Automobile                                          22,745            22,745
                                                   ----------        ----------
                                                      107,351            92,855
   Less accumulated depreciation                      (77,559)          (64,474)
                                                   ----------        ----------
                                                       29,792            28,381


OTHER ASSETS
   Intangible asset, net                               89,770           178,267
   Security deposits                                   10,753             5,753
   Other assets                                         5,031
                                                   ----------        ----------

                                                      105,554           184,020
                                                   ----------        ----------

                                                   $1,519,036        $  319,298
                                                   ==========        ==========


The accompanying notes are an integral part of these financial statements.

                LIABILITIES AND DEFICIT IN       September 30,     December 31,
                  STOCKHOLDERS' EQUITY               2002              2001
                                                 ------------      -----------
                                                  (Unaudited)
CURRENT LIABILITIES
   Bank overdraft                                $        --       $    42,395
   Short-term loans                                2,283,000         1,000,000
   Current maturities of long-term debt               56,321            55,882
   Due to related parties                            100,000           147,000
   Accounts payable                                  364,013           136,238
   Accrued payroll and payroll taxes                 317,294           531,687
   Accrued liabilities                                44,007            64,399
                                                 -----------       -----------

                Total current liabilities          3,164,635         1,977,601

LONG-TERM DEBT, less current maturities                2,254             6,949

COMMITMENTS AND CONTINGENCIES                             --               --

DEFICIT IN STOCKHOLDERS' EQUITY
   Common stock                                      341,601           114,745
   Additional paid-in capital                      9,785,324         8,297,847
   Accumulated deficit                           (11,774,778)      (10,077,844)
                                                 -----------       -----------
                                                  (1,647,853)       (1,665,252)
                                                 -----------       -----------

                                                 $ 1,519,036       $   319,298
                                                 ===========       ===========


The accompanying notes are an integral part of these financial statements.

================================================================================
                         XOX CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three months ended                Nine months ended
                                                          September 30,                     September 30,
                                                  -----------------------------     -----------------------------
                                                      2002             2001             2002             2001
                                                  ------------     ------------     ------------     ------------
Net sales                                         $     89,000     $     43,744     $    203,333     $    146,406

Cost of goods sold                                      22,335           36,771          294,511          143,125
                                                  ------------     ------------     ------------     ------------

                Gross profit (loss)                     66,665            6,973          (91,178)           3,281

Operating expenses
   General and administrative                          549,567          274,637        1,181,345          858,705
   Engineering                                          31,764           85,642          174,224          121,554
   Marketing                                            10,492           60,718           29,780          105,772
                                                  ------------     ------------     ------------     ------------
                                                       591,823          420,997        1,385,349        1,086,031
                                                  ------------     ------------     ------------     ------------

                Operating loss                        (525,158)        (414,024)      (1,476,527)      (1,082,750)

Other expenses (income)
   Interest expense                                    149,282           22,235          218,948           79,264
   Other income                                         (3,541)         (18,600)          (3,541)          (4,500)
                                                  ------------     ------------     ------------     ------------
                                                       145,741            3,635          215,407           74,764
                                                  ------------     ------------     ------------     ------------

                Loss before income tax expense        (670,899)        (417,659)      (1,691,934)      (1,157,514)

Income tax expense                                          --               --            5,000            5,000
                                                  ------------     ------------     ------------     ------------

                NET LOSS                          $   (670,899)    $   (417,659)    $ (1,696,934)    $ (1,162,514)
                                                  ============     ============     ============     ============

Loss per common share
    Basic and diluted                             $      (0.05)    $      (0.04)    $      (0.12)    $      (0.11)
                                                  ============     ============     ============     ============


Weighted-average common shares

    Basic and diluted                               13,618,127       10,349,139      13, 608,346       10,266,583
                                                  ============     ============     ============     ============


The accompanying notes are an integral part of these financial statements.

================================================================================
                         XOX CORPORATION AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                              Nine months ended
                                                                                 September 30,
                                                                        -----------------------------
                                                                             2002             2001
                                                                        ------------     ------------
Cash flows from operating activities:
   Net loss                                                             $ (1,696,934)    $ (1,162,514)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization                                         101,582           40,314
       Compensation expense related to stock options                              --           80,000
       Issuance of common stock for services rendered                         29,675           98,000
       Issuance of common stock for interest payment                          12,000
       Changes in assets and liabilities, net of assets
         purchased and liabilities assumed:
           Accounts receivable                                                21,897          (13,668)
           Inventories                                                    (1,172,588)          62,275
           Other assets                                                      (10,031)              --
           Accounts payable                                                  227,775          354,743
           Accrued payroll and payroll taxes                                (214,393)         232,115
           Accrued liabilities                                               (20,392)          13,090
                                                                        ------------     ------------

                Net cash used in operating activities                     (2,721,409)        (295,645)

Cash flows from investing activities:
   Cash acquired in business acquisition                                     711,711            3,305
   Issuance of notes receivable from employees                                                (63,560)
   Payment on notes receivable from employees                                  3,000
   Purchase of equipment                                                     (14,496)          (8,586)
                                                                        ------------     ------------

                Net cash provided by (used in)investing activities           700,215          (68,841)

                                                                             Nine months ended
                                                                                September 30,
                                                                       -----------------------------
                                                                            2002             2001
                                                                       ------------     ------------
Cash flows from financing activities:
   Bank overdraft                                                       $   (42,395)    $    (34,080)
   Proceeds from short-term borrowings                                    1,303,000           91,623
   Proceeds from borrowings on long-term debt                                20,439           40,559
   Payments on long-term debt                                               (24,695)         (28,434)
   Proceeds from advances from related parties                                   --          100,000
   Payments on advances from related parties                                (47,000)         (37,500)
   Proceeds from exercise of stock warrants                                 940,947           27,500
   Proceeds from issuance of common stock                                                    204,500
                                                                       ------------     ------------

                Net cash provided by financing activities                 2,150,296          364,168
                                                                       ------------     ------------

                Net increase (decrease) in cash                             129,102             (318)

Cash at beginning of period                                                      --              318
                                                                       ------------     ------------

Cash at end of period                                                  $    129,102     $         --
                                                                       ============     ============

Cash paid for:
   Interest                                                            $    132,028     $     79,264

Supplemental disclosure of non-cash financing activities:
     Common stock issued for repayment of long-term debt               $     20,000     $         --
     Common stock issued in connection with business
       acquisition                                                     $         --     $    200,000


The accompanying notes are an integral part of these financial statements.

================================================================================
                         XOX CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

XOX Corporation (the "Company"), through its wholly owned subsidiary Tele Digital Development, Inc., provides software and complete end-to-end solutions for prepaid cellular communications utilizing Tele Digital's patented Atlas software. Through its distribution network, the Company offers customized, nationwide prepaid cellular programs and services.

On July 17, 2002, XOX Corporation ("XOX"), filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting the merger of Tele Digital Development, Inc. ("Tele Digital") with TD Acquisition, Inc., then a wholly owned subsidiary of XOX. As described in the Current Report, for accounting purposes, the merger was accounted for as a reverse acquisition, with Tele Digital as the acquirer. The historical financial statements of Tele Digital became the historical financial statements of XOX, and the assets and liabilities of XOX are accounted for as required under the purchase method of accounting. Results of operations of XOX are included in the financial statements from July 3, 2002, the effective date of the merger. All share data has been restated to give effect to the retroactive application of Tele Digital's one-for-two reverse stock split, as approved by its Board of Directors on June 27, 2002.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:


PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Tele Digital Development, Inc. All intercompany balances and transactions have been eliminated in consolidation.

================================================================================
                         XOX CORPORATION AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS--CONTINUED


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED


REVENUE RECOGNITION

Sales of the Company's systems are recognized when realized and earned. This generally does not occur until all of the following are met: persuasive evidence of an arrangement to purchase exists, delivery has occurred, the price is fixed and collectibility is reasonably assured. The Company considers delivery to have occurred when its products are shipped.


NOTES RECEIVABLE FROM EMPLOYEES

The Company has provided advances on notes receivable to employees on credit terms it established with them. The Company considers all notes receivable to be fully collectible; accordingly, no allowance for doubtful notes is required. If amounts become uncollectible, they are charged to operations when that determination is made.


INVENTORIES

Inventories are stated at the lower of cost (determined on the first-in, first-out basis) or market. Inventories consist primarily of finished goods.


DEPRECIATION

Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated useful lives using the straight-line method for financial reporting purposes and accelerated methods for tax purposes. The estimated useful lives are as follows:

Furniture and equipment --3 to 5 years; Automobile -- 4 years


INTANGIBLE ASSET

During 2001, the Company acquired software in connection with a business acquisition. The software is being amortized on the straight-line method over two years. Accumulated amortization was $135,409 at September 30, 2002 and $46,912 at December 31, 2001.


STOCK-BASED COMPENSATION

The Company utilizes the intrinsic value method of accounting for employee stock-based compensation. Under this method, compensation expense is recognized for the amount by which the estimated fair value of the common stock on the date of grant exceeds the exercise price of the stock options. In the nine months ended September 30, 2002 and 2001, the Company recognized compensation expense of $0 and $80,000 in connection with the granting of stock options to employees. In the three months ended September 30, 2002 and 2001, the Company did not recognize any compensation expense in connection with the granting of stock options to employees.

================================================================================
                         XOX CORPORATION AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS--CONTINUED

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED


LOSS PER SHARE

Basic loss per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the weighted average number of common shares outstanding and common share equivalents when dilutive. Options and warrants outstanding during the three and nine months ended September 30, 2002 and 2001 were excluded from the calculation because they were antidilutive. Options and warrants to purchase 2,525,073 and 1,263,644 shares of common stock with a weighted average exercise price of $0.87 and $0.66 were outstanding at September 30, 2002.


ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company incurred a net loss of $1,892,088 for the year ended December 31, 2001 and had a working capital deficit of $1,870,704 at December 31, 2001. Also, the Company incurred a net loss of $1,696,934 for the nine months ended September 30, 2002 and had a working capital deficit of $1,780,945 at September 30, 2002.

The Company had not remitted payroll or unemployment taxes to taxing authorities for the years ending December 31, 2001 and 2000. At September 30, 2002 and December 31, 2001, an estimated liability for the amounts due, including an estimate for penalties and interest, of $314,170 and $518,000 is included in accrued payroll and payroll taxes. As the Company has been delinquent in remitting the taxes, taxing authorities have placed a lien on the assets of the Company. The Company has begun remitting payroll and unemployment taxes during the nine months ended September 30, 2002. Refer to the Summary of Tax Issues in
Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations.

Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon access to additional financing. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or classification of liabilities that might be necessary should the Company be unable to continue in existence.


BUSINESS ACQUISITIONS

Effective July 3, 2002, XOX completed its merger pursuant to an Agreement and Plan of Merger dated as of January 7, 2002 by and among XOX, Tele Digital Development, Inc. ("Tele Digital"), and TD Acquisition, Inc., a wholly owned subsidiary of XOX, as amended by Amendment No. 1 to Agreement and Plan of Merger dated as of March 29, 2002 and Amendment No. 2 to Agreement and Plan of Merger dated as of June 30, 2002 (the "Merger Agreement"). In the merger, TD Acquisition, Inc. merged with Tele Digital, with Tele Digital being the surviving company and becoming a wholly owned subsidiary of XOX.

================================================================================
                         XOX CORPORATION AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS--CONTINUED


In the merger, the former shareholders of Tele Digital received shares of XOX common stock. In addition, in the merger, warrants and options to purchase shares of Tele Digital common stock were converted into warrants and options to purchase shares of XOX common stock. Each share of Tele Digital common stock was converted into .7483 shares of XOX common stock, each warrant and option to purchase one share of Tele Digital common stock was converted into a warrant or option to purchase .7483 shares of XOX common stock.

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

The Merger was accounted for as a reverse acquisition by Tele Digital, and, accordingly, was deemed to be equivalent, for accounting purposes, to the issuance of Tele Digital capital stock in exchange for the fair market value of the assets and liabilities of XOX. As a result, no goodwill was recorded, and the assets and liabilities of Tele Digital continue to be recorded at their historic values.

On July 19, 2001, the Company acquired certain assets and assumed certain liabilities of Tele Digital Technologies, LLC, a company located in Dallas, Texas that develops and markets software systems for the wireless communications market. The acquisition was accounted for as a purchase and, accordingly, results of operations relating to the purchased assets have been included in the statement of operations from the date of acquisition. The purchase price of $200,000 was financed through the issuance of 149,660 shares of common stock and warrants to purchase an additional 149,660 shares of common stock. The warrants have an exercise price of $1.34 and expire on August 1, 2005.


LOANS AND NOTES PAYABLE

At September 30, 2002, the Company had a $1,308,000 note payable to a commercial finance company. The debt was incurred to finance the purchase of cellular telephones. The note is collateralized by the telephones held in inventory and is jointly and severally guaranteed by two shareholders and an officer of the Company. The note accrues interest at a rate of 13% and matures on December 31, 2002.

At September 30, 2002 and December 31, 2001, the Company had $975,000 and $1,000,000 of short-term bank loans. The loans accrue interest at prime plus 1% with a minimum interest rate of 6% (effective rate of 6% at December 31, 2001 and September 30, 2002,) and all outstanding principal and accrued interest is due on December 5, 2002. The loans are collateralized by substantially all the assets of the Company and are jointly and severally guaranteed by two shareholders and the revocable trust of one shareholder.

================================================================================
                         XOX CORPORATION AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS--CONTINUED


LONG-TERM DEBT

Long-term debt consists of the following at:

                                                           September 30,     December 31,
                                                               2002             2001
                                                            ----------        ----------
                                                           (Unaudited)
Convertible note payable to an individual, with
  interest payable monthly at 13%, (a) (b)                   $ 50,000         $ 50,000

Note payable to finance company, due in monthly
  installments of $573 including interest at 9.49% through
  January 2004, collateralized by an automobile                 8,575           12,831
                                                             --------         --------
                                                               58,575           62,831
Less current maturities                                        56,321           55,882
                                                             --------         --------

                                                             $  2,254         $  6,949
                                                             ========         ========

(a) The note is convertible into common stock at the individual's option at a rate of $1.34 per share.

(b) The note contains a provision that if principal is not repaid by December 1, 2001, warrants to purchase 3,742 common shares will be issued for every 30 days the Note is unpaid. Warrants to purchase 112,245 shares of common stock were granted with the issuance of the Note and additional warrants to purchase 3,742 shares were granted, as the Note was unpaid at December 31, 2001. As of September 30, 2002, 33,678 additional warrants required under this agreement have not been issued.

================================================================================
                         XOX CORPORATION AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS--CONTINUED


STOCKHOLDERS' EQUITY

Details of equity transactions and the number of stock options and stock warrants shown below reflect the retroactive application of the Company's one-for-two reverse stock split, as approved by the Board of Directors on June 27, 2002, as if the reverse stock split occurred on December 31, 1999. The Company had 13,664,041 and 10,278,537 shares of common stock outstanding at September 30, 2002 and December 31, 2001. At September 30, 2002, the Company had the authority to issue 20,000,000 shares of common stock.


STOCK OPTION PLANS

The Company had 710,885 shares of non-voting common stock reserved to be issued under its 1996 Omnibus Stock Option Plan (Tele Digital's plan in effect prior to the merger of XOX and Tele Digital). Effective May 13, 2002, the Board amended this plan to increase the number of shares reserved to 3,741,500. Stockholders approved the amendment on June 13, 2002. This plan provides for incentive stock options or nonqualified options to be granted to employees, officers and directors (whether or not employees), technical advisors, consultants and agents of the Company.

In addition, the Company maintains the 1996 Omnibus Stock Plan (XOX's plan in effect prior to the merger of XOX and Tele Digital) under which 1,000,000 shares were reserved for either incentive options or nonqualified options. This plan requires that the option price of incentive stock options be not less than 100% of the fair market value of the Company's Common Stock on the date of grant and may remain outstanding up to ten years from the date of grant. Nonqualified options must be priced not less than 85% of the fair market value of the Company's Common Stock on the date of grant. At September 30, 2002, the Company had 402,083 options available for grant under this plan.

A summary of the Company's stock option activity, is as follows:

                                                         Weighted average
                                             Shares       exercise price
                                           ----------    ----------------

Outstanding at December 31, 2001            2,375,413          $.90
  Granted                                     336,735           .53
  Cancelled                                  (187,075)          .53
                                           ----------
Outstanding at September 30, 2002           2,525,073          $.87
                                           ==========



The options are fully vested upon issuance and have a weighted-average remaining life of 7.3 years at December 31, 2001 and 6.4 years at September 30, 2002.

================================================================================
                         XOX CORPORATION AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS--CONTINUED

STOCKHOLDERS' EQUITY - CONTINUED


WARRANTS

The Company has also issued warrants in connection with debt and equity offerings, which are summarized as follows:

                                      Warrants            Weighted          Weighted
                                     outstanding          average           average
                                   and exercisable     exercise price    remaining life
                                   ---------------     --------------    --------------
Balance at December 31, 2001          2,558,988            $1.12             2.30
  Granted                               634,150              .52             3.30
  Forfeited                            (169,218)             .53                -
  Exercised                          (1,760,276)             .53                -
                                    -----------
Balance at September 30, 2002         1,263,644             $.66             2.43
                                    ===========


RELATED PARTY TRANSACTIONS

LEASE TERMINATION

On March 31, 2001, XOX executed a lease agreement with Wayroad LLC ("Wayroad"), a Minnesota limited liability company in which Messrs. Steven Liefschultz, a current shareholder and the former chairman of the board of XOX, and Craig Gagnon, a current shareholder and XOX board member, had an ownership interest. The proxy statement issued by XOX in connection with the merger between XOX and Tele Digital, dated May 8, 2002, states that XOX had negotiated an early termination of the lease agreement whereby XOX agreed to pay Wayroad the amount of $9,200. Prior to closing of the merger, XOX actually paid $51,779 to Wayroad in cancellation of the lease. The Tele Digital Board, as required in the merger agreement dated January 7, 2002, was not given the opportunity to approve and did not approve payment of the $42,579 difference. The former chairman of the board has agreed to repay the Company the $42,579 difference.


NOTES RECEIVABLE FROM EMPLOYEES

At September 30, 2002 and December 31, 2001, $58,022 was due from an officer of the Company. The note carries an annual interest rate of 10% and is due March 1, 2003. Accrued interest totaled $3,385 at September 30, 2002.

At December 31, 2001, $3,000 was due from an employee of the Company. This receivable was written off on April 22, 2002.

================================================================================
                         XOX CORPORATION AND SUBSIDIARY
                    NOTES TO FINANCIAL STATEMENTS--CONTINUED

RELATED PARTY TRANSACTIONS - CONTINUED


DUE TO RELATED PARTIES

The Company has received advances from a shareholder and director of the Company. At September 30, 2002 and December 31, 2001, $100,000 and $125,000 were due on these advances and were payable on demand. Interest on the $100,000 advance is charged at prime rate and interest on the $25,000 advance was charged at 10% per annum.


TRAVEL SERVICES

Prior to 2002, the Company purchased travel services from a travel agency managed by the spouse of an officer of the Company.


COMMITMENTS AND CONTINGENCIES


PAYROLL AND UNEMPLOYMENT TAXES

The Company had not remitted payroll or unemployment taxes to the Internal Revenue Service, the Minnesota Department of Revenue or the Maryland Department of Revenue for the years ending December 31, 2001 and 2000. At September 30, 2002 and December 31, 2001, an estimated liability for the amounts due, including an estimate for penalties and interest, of $314,170 and $518,000 is included in accrued payroll and payroll taxes. As the Company has been delinquent in remitting the taxes, taxing authorities have placed a lien on the assets of the Company. The actual amounts due may differ from this estimate.

During the nine months ended September 30, 2002, the Company began making payments by remitting $185,769 to the Internal Revenue Service, $44,476 to the Minnesota Department of Revenue and $2,450 to the Maryland State Dept. of Assessment and Taxation. During this period, the Company also increased its estimate of penalties payable by $28,865.

Refer to the Summary of Tax Issues in Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations.

================================================================================
                         XOX CORPORATION AND SUBSIDIARY


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001

The Company reported a net loss of $670,899 for the three months ended September 30, 2002, or $(0.05) per diluted share, compared with a loss of $417,659, or $(0.04) per diluted share, for the same period in 2001. The increased loss during the third quarter of 2002 resulted primarily from an increase in general and administrative and interest expenses, partially offset by a $59,692 increase in gross profit from net sales of prepaid cellular phone services.

Net sales increased during the three months ended September 30, 2002 by $45,256 to $89,000 from the same period in 2001. This increase resulted primarily from the sale of 1,000 Audiovox CDM-135 cellular telephones for $60,000 to one customer. Cost of goods sold decreased during the same period by $14,436 to $22,335 from 2001, primarily as the result of an inventory write-down taken during the 2001 period.

General and administrative expenses increased by $274,930 to $549,567 for the three months ended September 30, 2002 from the same period in 2001. This increase was primarily the result of expenses incurred to consummate the merger of XOX and Tele Digital (see Business Acquisitions Note) and the recognition of additional penalties and interest related to delinquent prior year payroll and unemployment taxes (see Commitments and Contingencies Note), offset by a decrease in salaries and wages. Engineering costs decreased during the third quarter of 2002 by $53,878 to $31,764 from the same period in 2001 as a result of reduced contract development expenses related to the Company's Atlas(TM) prepaid cellular software product. Marketing expenses decreased by $50,226 to $10,492 from the same period in 2001 as a result of the elimination of external marketing consultants.

Interest expense increased by $127,047 to $149,282 during the three months ended September 30, 2002 compared with the same period in 2001. This increase was primarily the result of additional interest expense related to delinquent prior year payroll and unemployment taxes (see Commitments and Contingencies Note) and the addition of the short-term note payable to a commercial finance company (see Loans and Notes Payable Note).

NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001

The Company reported a net loss of $1,696,934 for the nine months ended September 30, 2002, or $(0.12) per diluted share, compared with a loss of $1,162,514, or $(0.11) per diluted share, for nine months ended September 30, 2001. The increased loss during the 2002 period resulted primarily from an increase in cost of goods sold, general and administrative expenses and interest expense, partially offset by an increase in net sales of prepaid cellular phone services and a decrease in marketing expenses.

Net sales increased during the nine months ended September 30, 2002 by $56,927 to $203,333 from the same period in 2001. This increase resulted primarily from the sale of 1,000 Audiovox CDM-135 cellular telephones for $60,000 to one customer. Cost of goods sold increased during the nine months ended September 30, 2002 by $151,386 to $294,511 from the same period in 2001, primarily as the result of an inventory write-down taken during the second quarter of 2002.

General and administrative expenses increased by $322,640 to $1,181,345 from the same period in 2001. This increase was primarily the result of expenses incurred to consummate the merger of XOX and Tele Digital (see Business Acquisitions
Note) and the recognition of additional penalties and interest related to delinquent prior year payroll and unemployment taxes (see Business Acquisitions
Note), offset by a decrease in salaries and wages. Engineering costs increased during the nine months ended September 30, 2002 by $52,670 to $174,224 from the same period in 2001 as a result of increased development efforts during the first half of 2002 related to the Company's new Atlas(TM) prepaid cellular software product. Marketing expenses decreased by $75,992 to $29,780 from the same period in 2001 as a result of the elimination of external marketing consultants.

Interest expense increased by $139,684 to $218,948 during the nine months ended September 30, 2002 compared with the same period in 2001. This increase was primarily the result of additional interest expense related to delinquent prior year payroll and unemployment taxes (see Commitments and Contingencies Note) and the addition of the short-term note payable to a commercial finance company (see Loans and Notes Payable Note).


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2002, the Company had total current assets of $1,383,690. This included $129,102 in cash, $58,022 in notes receivable, $1,188,000 in inventories and $8,566 in accounts receivable. Current assets increased by $1,276,793 from December 31, 2001, primarily as the result of an increased cash position resulting from the merger of XOX and Tele Digital (see Business Acquisitions Note) and inventory purchases. At September 30, 2002, the Company had total current liabilities of $3,164,635. This included $2,283,000 in short-term loans, $364,013 in accounts payable, $317,294 in accrued payroll and payroll taxes, $100,000 in notes due to related parties and $100,328 in current maturities of debt and other liabilities. Current liabilities increased by $1,187,034 from December 31, 2001, primarily as the result of indebtedness incurred to purchase inventory and an increase in accounts payable, offset by decreases in the bank overdraft and payroll taxes payable.

The Company used $2,721,409 of cash for operating activities during the nine months ended September 30, 2002, primarily the result of a $1,696,934 net loss from operations for the period, a $1,172,588 increase in inventories, and a $214,393 decrease in accrued payroll and payroll taxes (see the following "Summary of Tax Issues"). Investing activities generated $700,215 during the nine months ended September 30, 2002, primarily the result of cash acquired through the merger of XOX and Tele Digital (see Business Acquisitions Note). Financing activities generated $2,150,296 during the nine months ended September 30, 2002, primarily from a

$1,308,000 short-term loan to finance inventory purchases and $940,947 of cash proceeds from the issuance of 1,760,276 shares of common stock. Such common stock was issued upon the exercise of warrants with an exercise price of $0.53 per share. The Company also repaid and renewed $1,000,000 of bank loans during the first quarter of 2002.

Funding operating deficits and current liability payments will continue to challenge the Company. The Company will be required to repay or renew $2,283,000 of short-term loans during the fourth quarter of 2002, operating expenses will continue to exceed operating income in the near future and payments will be required for accrued payroll taxes and accounts payable. To address these cash needs, the Company is currently in the process of negotiating new bank loans and extensions of existing loans and is exploring the possible issuance of notes and/or equity securities. In addition, the Company is negotiating the return of $42,579 from the overpayment of a lease termination (see Related Party Transactions Note).

The Company estimates that its current cash balance, the potential cash generated from incremental short-term bank loans and customer revenues will be sufficient to fund its operations and liability payments through the end of 2002. However, the Company believes that it will need to raise incremental financing of $600,000 to $800,000 over the next six months to finance its operations and service current liabilities until operating cash flows are sufficient to fund the Company's cash requirements. There can be no assurance that the Company can raise the necessary capital at all or under terms acceptable to it. The report of Tele Digital's independent certified public accountants for 2001 expresses substantial doubt as to the ability of the Company to continue as a going concern.

At its current stage of business development, the Company's quarterly revenues, results of operations and cash flows may be materially affected by, among other factors, market acceptance of the Company and its products, demand for the Company's products, development and introduction of the next generation product (tri-mode), general economic conditions and negotiations with the IRS and other debtors. Some of these factors are not within the control of the Company. As a result, there can be no assurance that the Company will be sufficiently funded beyond 2002.


SUMMARY OF TAX ISSUES

In March 2002, the Company submitted all required federal withholding and unemployment tax returns for the taxable periods during the taxable years ended December 31, 2001 and December 31, 2000.


WITHHOLDING AND UNEMPLOYMENT TAX. In March 2002 and April 2002, the Company submitted payments totaling $185,769 to the Internal Revenue Service (the "IRS") with respect to its 2001 and 2000 federal withholding tax liabilities. It is estimated that as of September 30, 2002, the outstanding amount that the Company owes to the IRS with respect to its 2001 and 2000 federal unemployment and withholding taxes, interest, and penalties is $268,630. The IRS filed a federal tax lien against the Company's assets in July 2002 with respect to this outstanding liability. The Company has proposed to the IRS that they enter into an installment payment agreement under which the Company proposed to pay the IRS $5,000 monthly over a fifty nine month period, with a final payment of the remaining balance to be made in the sixtieth month. It is unknown whether the IRS will agree to the payment agreement and, if it does, what the terms will be. The Company has submitted an appeal to the IRS asserting reasonable cause to reduce the amount of penalties and interest on penalties assessed for certain taxable quarters during 2001 and 2000. It is unknown how the IRS will respond to the appeal.

INCOME TAX. The Company filed its federal income tax returns for the years 1997 through 2001 on August 16, 2002. These income tax returns were filed with the IRS Collection Officer assigned to the Company's matter. The Company incurred net operating losses in each year, and the only amounts that the Company might owe with respect to a year would be any applicable penalties and interest. The IRS has not contacted the Company with respect to these federal income tax returns and it is not known whether any such penalties or interest will be assessed. The Company has accrued $5,000 as an estimate for possible penalties and interest.

In March 2002, the Company submitted all required Minnesota withholding and unemployment tax returns for the taxable periods during the taxable years ended December 31, 2001 and December 31, 2000.


WITHHOLDING TAX. In May 2002, the Company submitted a payment of $10,000 for the Company's outstanding 2001 and 2000 Minnesota withholding tax liabilities. In June 2002, the Minnesota Department of Revenue filed a state tax lien against the Company's assets with respect to the Company's withholding tax liabilities that remained outstanding. As of June 2002, after abatement of $8,732 in penalties and interest on penalties, the outstanding Minnesota withholding tax liability (including interest and penalties) with respect to the Company's 2001 and 2000 taxable years was $51,300. In June 2002, the Company entered into a payment plan with the Minnesota Department of Revenue under which the Company agreed to pay Minnesota $5,000 monthly for the ten month period from June 2002 through March 2003. A final payment of the remaining balance, which is currently estimated to be approximately $3,600, will be made in April 2003. As of September 30, 2002, the Company was in compliance with the payment plan and had remitted $20,000 to the Minnesota Department of Revenue pursuant to such payment plan.


UNEMPLOYMENT TAX. On March 15, 2002, the Company submitted a payment of $14,476 to the Minnesota Department of Economic Security for the Company's Minnesota unemployment tax liabilities for 2001 and 2000. This payment represented payment in full of the Company's Minnesota unemployment tax liabilities (including interest and penalties). As a result of errors in preparation of the 2001 and 2000 Minnesota unemployment tax returns, the Company currently has an overpayment credit with the Minnesota Department of Economic Security of $3,061 that will be applied against future Minnesota unemployment tax obligations of the Company.


INCOME TAX. The Company has not filed its applicable Minnesota franchise tax returns for the years 1997 through 2001. The Company incurred net operating losses in each year, and, accordingly, the only amounts that the Company might owe with respect to any year during such period would be any required minimum tax payment, any applicable penalties, and interest with respect to either, which management believes are not material. The Company is preparing these franchise tax returns and expects to file them in the near future. The Company has accrued $5,000 as an estimate for possible penalties and interest.

In March 2002, the Company submitted all required Maryland withholding and unemployment tax returns for the taxable periods during the taxable years ended December 31, 2001 and December 31, 2000.


WITHHOLDING TAX. After an abatement in penalties and interest of $1,657, the outstanding Maryland withholding tax liability (including interest and penalties) is approximately $12,585. The Company has entered into a payment plan with the Comptroller of Maryland, under which the Company has agreed to pay Maryland $2,450 per month for the five month period from September 2002 to January 2003. The Company will submit a final payment of the remaining balance, offset by the abatement of $1,657, in February 2003. It is currently estimated that this final payment will be approximately $335. If the Company complies with the terms of this payment plan and remains current with its 2002 and 2003 Maryland withholding liabilities, the Comptroller of Maryland has agreed not to file a state tax lien against the Company's assets


UNEMPLOYMENT TAX. On April 8, 2002, the Company submitted a payment of $635 to the Maryland Department of Labor, Licensing and Regulation. This payment represented payment in full of the Company's Maryland unemployment tax liability (including interest and penalties) for 2001 and 2000.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company does not maintain an investment portfolio and does not use derivative financial instruments for either hedging foreign currency exposure risk or speculative trading purposes. Accordingly, the Company does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.


ITEM 4. PROCEDURES AND CONTROLS
Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer (who is one person), of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.


                                     PART II
                                OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (a)      Not applicable.

         (b)      Not applicable.

         (c) Effective on July 3, 2002, TD Acquisition, Inc., which was then a wholly owned subsidiary of the Company, merged with and into Tele Digital, with Tele Digital as the surviving corporation. In the merger, all of the shares of Tele Digital common stock owned by the Tele Digital shareholders were converted into 10,278,537 shares of XOX common stock. In addition, warrants and options to purchase shares of Tele Digital common stock were converted in the merger into warrants to purchase 1,009,256 shares and options to purchase 1,795,920 shares of XOX common stock. No cash or other consideration was issued by XOX in the merger.

                  In issuing the shares of common stock in the merger, XOX relied upon the exemptions provided by Section 4(2) of and Rule 506 under the Securities Act of 1933. In claiming these exemptions, XOX relied, among other things, upon representations made to the effect that the Tele Digital shareholders were acquiring the shares for investment purposes only and not with a view to further distribution and upon the fact that the stock certificates evidencing the XOX shares issued in the merger bore legends describing the restrictions on resale of the shares.

                  The options to purchase Tele Digital shares that were converted in the merger into options to purchase 1,795,920 shares of XOX had remaining terms as of July 3, 2002 of 3.8 years to 10 years and a weighted average exercise price of $0.53. The warrants to purchase Tele Digital shares that were converted in the merger into warrants to purchase 1,009,256 shares of XOX had remaining terms as of July 3, 2002 of .1 years to 3.5 years and a weighted average exercise price of $0.69.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) The following exhibit is being filed as part of this Quarterly Report on Form 10-QSB:

                  99.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) On July 17, 2002, the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission ("SEC") reporting the merger of Tele Digital with TD Acquisition, Inc., with Tele Digital as the surviving corporation. The date of the Current Report was July 3, 2002, the effective date of the merger. The Company filed a Current Report on Form 8-K/A-1 with the SEC on September 16, 2002. The Form 8-K/A-1 filed with the SEC the financial statements and pro forma financial information required by Item 7 of Form 8-K.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED: NOVEMBER 19, 2002     /s/ RICHARD L. BARNABY
       -----------------     ----------------------------------
                             RICHARD L. BARNABY
                             CHIEF EXECUTIVE OFFICER AND CHIEF FINANCIAL OFFICER
                             XOX CORPORATION

                                  CERTIFICATION

     I, Richard L. Barnaby certify that:

     1.   I have reviewed this quarterly report on Form 10-QSB of XOX
Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002
                                           /s/ Richard L. Barnaby
                                       -----------------------------------------
                                               Richard L. Barnaby
                                               Chief Executive Officer and Chief
                                               Financial Officer