Form 10KSB
period 2002-12-31
TELEDIGITAL INC
filed 2004-04-09
CIK 798122

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 2002
                       Commission file number 333-05112-C

                  Teledigital, Inc. (formerly XOX Corporation)
                 (Name of Small Business Issuer in its Charter)

                               Delaware 93-0898539
         (State or Other Jurisdiction of incorporation (I.R.S. Employer
               Incorporation or Organization) Identification No.)

              1325 East 79th Street, Suite 6, Bloomington, MN 55425
                                 (952) 876-0527
          (Address and Telephone Number of Principal Executive Offices)

Securities registered under Section 12(b) of the Exchange Act:  None.

Securities registered pursuant to Section 12(g) of the Act:

Title of Each Class
-----------------------
Common Stock, $.025 par value

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __X__ No _____

Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __X__

Issuer's revenues for the fiscal year ended December 31, 2002:  $ 248,770.

There were 14,030,409 shares of common stock, $.025 par value ("Common Stock"), outstanding as of December 31, 2002.

The aggregate market value of such Common Stock, excluding outstanding shares beneficially owned by affiliates, as of December 31, 2003, (based on the average high and low prices as reported on the Pinksheets on such date), was approximately $4,970,000.

                                   ----------

Documents incorporated by reference: None
Transitional Small Business Disclosure Format (check one). Yes |_| No |X|

PART I

ITEM 1.                    DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT

         The Company's shareholders approved changing our name to Teledigital, Inc. ("Teledigital", "we", "our", or "the Company") on April 9, 2003.

         Effective July 3, 2002, XOX Corporation ("XOX") completed its merger pursuant to an Agreement and Plan of Merger dated as of January 7, 2002 by and among XOX, Tele Digital Development, Inc. ("Tele Digital"), and TD Acquisition, Inc., a wholly-owned subsidiary of XOX, as amended by Amendment No. 1 to Agreement and Plan of Merger dated as of March 29, 2002 and Amendment No. 2 to Agreement and Plan of Merger dated as of June 30, 2002 (the "Merger Agreement"). In the merger, TD Acquisition, Inc. merged with Tele Digital, with Tele Digital being the surviving company and becoming a wholly-owned subsidiary of XOX.

         In the merger, the former shareholders of Tele Digital received shares of XOX common stock. In addition, in the merger, warrants and options to purchase shares of Tele Digital common stock were converted into warrants and options to purchase shares of XOX common stock. Immediately after the merger, the former Tele Digital shareholders, option holders and warrant holders together owned a total of approximately 77% of XOX common stock on a fully-diluted basis (that is, assuming the exercise of all options and warrants to purchase XOX common stock), and the pre-merger XOX stockholders owned a total of approximately 23% of XOX common stock on a fully-diluted basis. The merger involved the issuance only of XOX common stock, and no cash consideration or other consideration was issued or used in the merger.

         The Merger has been accounted for as a business combination utilizing the reverse acquisition method with Tele Digital being the accounting acquiror under generally accepted accounting principles in the United States ("GAAP"). As such, the Merger has been treated as an acquisition using the purchase method of accounting with no change in the recorded amount of the assets and liabilities of Tele Digital. The assets and liabilities of the Company that were acquired as a result of the Merger have been recorded at their fair market values.

Overview
         Incorporated under the laws of the state of Delaware on September 16, 1985, the Company originally designed, developed and marketed proprietary computer software for creating virtual mock-ups or models that capture the complete geometry of objects or spatial areas of interest. In the late 1990's, the Company focused a significant portion of its development and marketing resources in the area of geosciences and the creation of a PC based product.

         Beginning in September 2000, the Board of Directors requested a strategic review of its proprietary technology and geoscience-dominated business. The results of the review demonstrated that, among other things, given the current and prospective sales activity, cost of ongoing support, time and cost of development of applications for new markets and available cash, the Company should seek alternatives for maximizing stockholder value.

         During December 2000, the Company entered into a formal plan for exiting its geoscience line of business. Effective December 31, 2000, the Company had successfully completed such plan and began exploring future strategic options. The Company closed its software engineering operations at its Bloomington, Minnesota headquarters, its research and maintenance facilities in Bangalore, India and its geoscience-related sales offices in Houston, Texas. Further, the Company entered into an agreement with

GeoSmith Consulting Group LLC ("GeoSmith"), an entity comprised largely of former employees of the Company's software engineering staff, under which GeoSmith agreed to provide ongoing maintenance, development and support of the Company's technologies to meet its contractual obligations and serve its customers on a going forward basis.

         Between January and June 2001, the Company conducted a series of investigations into potential acquisition and merger candidates. The results of these investigations yielded several acquisition and merger candidates, each with varying pricing and terms.

         On June 7, 2001 Tele Digital made a presentation to the Company in attempt to negotiate a business combination. On January 7, 2002, after further negotiations and due diligence, the Company and Tele Digital entered into the Merger Agreement, which was subsequently amended by Amendment No. 1, dated as of March 29, 2002. The merger was approved by the shareholders of the Company and the shareholders of Tele Digital and was effective July 3, 2002.

         Teledigital has been developing products and services for the cellular telephone industry since its inception in 1994. Teledigital designs, develops and sells prepaid wireless software for cellular telephone handsets. We also design and maintain a server, database and Internet tools used to manage and monitor prepaid cellular customer systems and activity. Prepaid cellular services are the same as traditional "postpaid" cellular services with the exception that the subscriber pays in advance for the airtime to be used. Prepaid cellular service requires no credit checks, no contracts and no monthly bills.

         Teledigital's patented prepaid software is installed in the memory of cellular handsets and can be remotely activated by distributors (carriers, resellers, retail and wholesale customers). Our software enables the cellular telephone to act as an internal billing system rather than having the billing system reside at the wireless carrier level, giving control to both the wireless provider and end-user. The principal advantages of our systems are that wireless carriers and retailers do not have to be concerned with credit check costs, billing collection or bad debt expenses, and end-users no longer have to be subjected to credit checks or bills or be bound by long-term contracts.

         Teledigital's handset-based technology was developed to eliminate the obstacles of past handset-based platforms, allowing anyone regardless of size to enter the prepaid wireless industry or upgrade from their current offering to maximize profit opportunities. Our objective was to develop a technology that would put our target market (smaller carriers, resellers and dealers) in total control. The result was our patented technology utilizing a phone and unique software that, together, allows airtime to be added "over-the-air."

         Until mid-2002, we designed, developed and sold prepaid software programs for four different models of analog cellular telephones manufactured by three different handset manufacturers. During 2000 and 2001, we developed a new generation of prepaid software - Atlas Pro(TM) ("Atlas"). When installed in a cellular phone, Atlas software enables distributors to offer prepaid cellular phone customers pricing packages and features similar to those offered to postpaid customers. In technical terms, the Atlas software enables "carrier-emulated billing" for prepaid cellular customers.

         In 2002, we announced an alliance with Audiovox Corporation. Audiovox, the nation's third largest manufacturer of cellular phone handsets, now includes our patented prepaid cellular software in select models of its digital cellular phones. This alliance gives us a powerful brand name to leverage in the marketplace. Under this non-exclusive alliance, we will sell Audiovox digital cellular phones to our distribution network of prepaid cellular suppliers.

         We receive a license fee ("PIN" revenue) each time an end-user purchases air-time for usage on a handset installed with our prepaid software. In addition, PIN revenue is generated when a distributor purchases multiple PINs in advance before the ultimate sale of the PINs to end-users or when such PINs are activated by end-users, depending on the agreement with the distributor.

Cellular Technology

         There are several technologies available for wireless communications, including analog and digital technologies. Digital technology offers many advantages over analog, including substantially increased network capacity, greater call privacy, enhanced services and features, lower operating costs, reduced susceptibility to fraud and the opportunity to provide improved data transmissions. Currently, there are three digital technologies - time division multiple access ("TDMA"), global system for global communications ("GSM") and code division multiple access ("CDMA"). These technologies are not compatible with each other. It is uncertain which digital technology will gain widespread acceptance in the United States market. If one standard emerges as a dominant technology, there will be fewer types of cellular phones and less competition among cellular carriers.

         Many cellular telephones are dual-mode phones, meaning that they contain both analog and digital technologies. Teledigital's software is currently designed to work with CDMA dual-mode phones. Teledigital still supports software programs for analog handsets but is allocating development resources only to digital technology. In the near future, dual-mode phones will be phased out and replaced by tri-mode phones. Tri-mode cellular phones will contain analog, digital and personal communication system ("PCS") technologies and provide greater cellular coverage areas and more flexible airtime packages. Teledigital plans to develop prepaid software for Audiovox's new line of tri-mode handsets to keep pace with these technology changes.

The Prepaid Cellular Market

         Prepaid telephone-based products permit end-users to prepay for telephone services, unlike postpaid telephone-based products that bill end-users for use after calls are made. Each prepaid telephone product usually has a balance of dollars that are debited with each call based on the minutes of use ("MOU") multiplied by the cost of each minute. The cost of minutes varies for local, roaming, special or long distance calls as specified by the telephone's pre-programmed profile. The end-user purchases more dollars (credits) to be installed in the telephone when the balance is low by purchasing a calling card or calling a customer service center.

         Prepaid cellular is a particularly suitable product for the credit challenged customer who has a poor credit history, an insufficient credit history or has been unable to establish a credit history. Prepaid phones are particularly popular among ethnic markets where the culture is to pay for services in advance. Prepaid cellular use is also growing rapidly among budget-minded consumers such as teenagers, college students and those on fixed incomes.

         According to an August 2002 report by Cellular Telecommunications Industry Association (CTIA), prepaid phone-based products were originally developed for selling cellular phone services to the "credit challenged," which represent 35% to 45% of the customers applying for postpaid cellular service but who did not qualify due to a poor or non-existent credit rating. Additionally, many others do not apply for cellular service because they know they would be disqualified due to credit issues. However, credit-challenged customers and cash-poor customers are not necessarily synonymous. Many people with poor credit have money and are forced or prefer to pay in cash. Others, such as students and immigrants, have not had sufficient time to establish a credit history or have too new a credit rating to qualify for a postpaid cellular service.

         Prepaid cellular services are currently sold by: prepaid service providers (such as prepaid long distance companies), cellular carriers and resellers, cellular agents, gas stations, convenience stores, ethnic bodegas and large discount store chains.


Hand-Based versus Switch-Based System

         A switch-based system requires a distributor to buy, build, install and operate expensive facilities, hardware and software and to employ people to support the services network. Additionally, distributors need to purchase airtime from cellular carriers, which transport the call from the handset to the prepaid switch and then to the called party. There are third party providers of prepaid technologies for those distributors who either are not willing or are not capable of owning and operating their own network. The largest provider of such services is Boston Communications Group, which provides these technologies to many major carriers for approximately $20,000 per market plus $0.10 per minute, $0.95 per minute for customer service and several million dollars per year in maintenance.

         Most U.S. cellular carriers offer a switch-based prepaid program, but each has limitations in how they handle roaming and long distance charges. Not all cellular carriers want to incur the hardware expense and continued revenue sharing associated with a switch-based system.

TELEDIGITAL PRODUCTS

         Our patented prepaid software is installed in the memory of cellular handsets and can be activated by distributors (carriers, resellers, retail and wholesale customers) via specific programming codes and sequences. Our software enables the cellular phone to act as an internal billing system rather than having the billing system reside at the wireless carrier level, giving control to both the wireless provider and end-user yet has the same features and functionality of the carrier switch-based system. The principal advantages of our systems are that wireless carriers do not have to be concerned with credit check costs, billing collection or bad debt expenses, and end-users no longer have to be subjected to credit checks or bills or be bound by long-term contracts.

         Cellular end-users prepay for their cellular service by purchasing airtime cards in various denominations such as $25, $50, $75 or $100. The cards have an expiration period, and new cards must be purchased to maintain cellular service. Failure to maintain the cellular service results in loss of remaining airtime and cellular service.

Atlas System

         Atlas uses digital technology and provides the end-user with all of the benefits of a postpaid digital wireless phone. The Atlas system is easy for end-users to operate, inexpensive for distributors to maintain and provides both the end-user and the distributor with flexibility in programming. Atlas is currently designed for larger metropolitan areas with digital coverage. Atlas is currently available in the Audiovox CDM 135 digital cellular handset.

AtlasPro

         AtlasPro is our on-line secure profile tool. It allows our customers to easily coordinate their distribution. The AtlasPro is available in two forms - the AtlasPro Builder and the AtlasPro Loader.

         The AtlasPro Builder permits customers to build their own profiles and to design their own prepaid applications. It is a secure application locked to a specific computer server. A distributor may use a program called the Wizard to guide it through the design process.

         The AtlasPro Loader is the field version of the application. It allows our customers to profile Atlas products from any of their distribution points. The profile is encrypted and cannot be read or edited by field personnel. This application automatically downloads the latest published profiles from the server, insuring that any changes in a customer's profile are immediately used in the field.

         Our ability to expand our product line is dependent upon our ability to obtain access to manufacturers' source code software for their handsets. Access to this software is necessary for us to make our software compatible with the handsets and thereby expand the number of handset we are able to offer our distribution network.

STRATEGY AND DISTRIBUTION

         Our primary business focus is the development, deployment and sale of prepaid wireless software through various distribution points throughout North America. Our strategy is to have our systems installed in OEMs' mainstream, first-run products, and establishing our system as the system of choice for that particular product. Our plan is to then leverage off of the success of the initial product for any given OEM and to have our systems installed in other products manufactured by that OEM.

         We have formed strategic relationships with several handset manufacturers. In these relationships, we install and implement our prepaid software in handsets manufactured by the manufacturers. Our handset manufacturer customers are Audiovox, a U.S. leader in CDMA technology, Uniden, Niigatta and WIDE Telecom.

         The Audiovox CMD 135 product line has been designated by Audiovox as Teledigital's line of handsets. The phones in this product line are the primary cellular CDMA telephones sold by cellular carriers. The Audiovox CMD 135 is a dual-mode telephone. It is available through all Verizon distribution points. Verizon is the nation's largest cellular carrier. As the dual-mode handsets are phased out by the tri-mode handsets, the Audiovox CDM 8100, a tri-mode handset (for which Teledigital completed software development in 2003), will be phased in according to the cellular carriers' roll-out schedule.

         Our prepaid software is available on dual-mode and tri-mode handsets manufactured by Audiovox Corporation. We have no other suppliers of handsets for our software; however, we have had, and continue to have, negotiations with other handset manufacturers. In order for our prepaid software to be installed on handsets manufactured by companies other than Audiovox, the companies must give us access to their handset software codes. Handset manufacturers are often reluctant to grant such access. We have no agreement with Audiovox requiring them to provide us with handsets. The termination or any significant reduction by Audiovox of its production of the handsets it sells to us would have a material adverse effect on our business, results of operations and financial condition. We may not be able to establish any new supplier relationships to ensure delivery of handsets in a timely and efficient manner or on acceptable terms. In addition, our reliance on Audiovox involves other risks, such as the absence of guaranteed capacity and reduced control over delivery schedules, quality assurance and production yields. A significant price increase, a quality control problem, an interruption in supply from Audiovox or our inability to obtain additional suppliers when and if needed would have a material adverse effect on our business, results of operations and financial condition.

         We distribute our software and handsets through several types of distribution points, including cellular carriers, cellular resellers, cellular agents, cellular dealers and mainstream retail "big-box" distribution facilities.

         Cellular carriers and cellular resellers provide the critical component of airtime (voice transport to the switch). We participate in the transaction by charging the cellular carriers and cellular resellers a $3 to $5 PIN charge per replenishment of the prepaid service.

         We also distribute handsets and PINs to cellular agents of cellular carriers, along with airtime, in an effort to provide them with a customizable prepaid solution. As opposed to the cellular carrier who dictates to the agent their margin, selling price and capabilities, our products give distributors the capability of total customization, inclusive of margin, card denomination, minutes of use and private labeling. We believe that allowing cellular agents to private label a product is unique in this industry.

         We will continue to look for additional airtime and handset choices to support additional protocols (TDMA and GSM) as the cellular market requires.

         Teledigital has one full-time employee in engineering and software development. We also purchase research and development services from three outside consultants. Our total research and development expense was approximately $150,000 in 2002 and $258,000 in 2001. Included in the $258,000 for 2001 were shares of Teledigital common stock valued at $104,500 issued in exchange for consulting services.

MARKETING AND SALES

         We market our products through direct interaction with distributors. This is accomplished by telemarketing, face-to-face prospecting, attending trade and industry shows, and responding to inbound inquiries generated by word-of-mouth from existing customers and end-users or by our web-site. We have developed sales and marketing brochures that we distribute to potential customers or distributors. We employ three full-time sales and marketing employees.

         Quantum Communications Group, Inc. and Car Phone Factory represented approximately 45% and 25% respectively, of our fiscal 2002 net sales.

PATENTS AND PROPRIETARY RIGHTS

         Teledigital relies on a combination of patents, trade secret laws, confidentiality clauses, license agreements and other protective measures to protect our intellectual property rights.

         Our principal patent is entitled "Cellular telephone management system," U.S. Patent No. 5,749,052. It was issued on May 5, 1998 and will expire on May 23, 2015. We also hold several other U.S. patents but believe that these other patents are not material to our business. We also own the registered trademark for the stylized version of the word "Tele Digital" but believe that this trademark is not material to our business.

         On December 12, 2000, Teledigital entered into a Technology Cross License Agreement with Fluent Wireless, Inc. ("Fluent"). Under this Agreement, Teledigital granted to Fluent a non-exclusive license to use certain intellectual property owned by Teledigital, and Fluent granted to Teledigital a non-exclusive license to use certain intellectual property owned by Fluent for use in wireless telephones. These wireless telephones interface with Fluent's technical data center, where Fluent maintains and services all of the host server hardware and applications. Each party incurs license fees to the other party based on the number of handsets and the number of transactions per month. This agreement is for a term of 15 years unless it is earlier terminated as provided under the terms of the agreement. The agreement contains a standard confidentiality clause. During 2002 less than 1% of Teledigital's net sales were to Fluent and, in 2001, sales to Fluent represented 47% of Tele Digital's net sales.

COMPETITION

         There is substantial and increasing competition in all aspects of the wireless communications industry, including the prepaid segment. Cellular carriers are beginning to take notice of the potential of the prepaid segment, and they represent our largest competitors. These cellular carriers include Verizon, Sprint and AT&T Wireless. Our competitors also include smaller businesses that offer prepaid cellular telephone software and services, including Telemac and Topp Telecom. We expect competition to intensify as the industry consolidates, competitors form global alliances, new competitors enter the industry, competitors develop new technologies, products and services, and additional spectrum is allocated and auctioned.

         Potential end-users of wireless communication systems may find their communication needs satisfied by other current and developing technologies, including one- or two-way paging services that feature voice messaging and data display, as well as tone-only service, which may be adequate for potential end-users who do not need to speak to the caller.

         Teledigital's ability to compete successfully will depend in part on our marketing efforts and ability to anticipate and respond to various competitive factors affecting the wireless communications industry, including new services and technologies, changes in end-user preferences, demographic trends and economic conditions.

EFFECT OF POSSIBLE CHANGES IN GOVERNMENT REGULATIONS

         The potential connection between radio frequency emissions from wireless handsets and various health concerns, including cancer, has been the subject of substantial study by the scientific community in recent years. Although we are not aware of any definitive study that proves that radio frequency emissions cause negative health effects, concerns over radio frequency emissions may discourage the use of wireless handsets by end-users, which could have a material adverse effect on our business, results of operations and financial condition. In addition, digital wireless telephones have been shown to cause interference with some electronic medical devices, such as hearing aids and pacemakers.

         Lawsuits have been filed in the United States against certain participants in the wireless industry alleging various adverse health consequences as a result of wireless phone usage. We may be subject to similar litigation. Research and studies are ongoing, and we cannot make any assurances that further research and studies will not demonstrate a link between radio frequency emissions and health concerns.

         Many states and municipalities have proposed, and several have enacted, legislation that requires the use of a hands-free accessory while driving an automobile. Such legislation may discourage the use of wireless phones and could decrease our revenues from end-users who now use their phones when driving. Such legislation, if adopted and enforced, may reduce our sales. In addition, allegations that using wireless phones while driving may impair drivers' attention may lead to potential litigation relating to traffic accidents, which could materially adversely affect our business, results of operations and financial condition.

EMPLOYEES AND CONSULTANTS

         As of December 31, 2002, Teledigital had a total of seven full-time employees, consisting of two executive and administrative employees, one employee in engineering and software development, three employees in sales and marketing and one employee in customer support. We also retain three consultants in engineering and software development, none of whom are our employees.

         As of April 9, 2004, we had a total of five full-time employees, consisting of two executive and administrative employees, one employee in engineering and software development, one employee in sales and marketing and one employee in customer support. We also retain one consultant in engineering and software development, who is not our employee.

         No employees are represented by a labor union and we consider our relations with our employees to be good.


ITEM 2. DESCRIPTION OF PROPERTY

         Our corporate headquarters are located in a 5,100 square foot leased facility at 1325 East 79th Street, Suite 6, Bloomington, Minnesota, which consists of 4,430 square feet of office space and 670 square feet of warehouse space. Under the lease agreement, we pay $4,106 per month in rent plus our pro-rata share of operating expenses, estimated to be about $3.67 per square foot per year. This lease agreement commenced on January 1, 2000 and has a term of five years. This facility is adequate for the foreseeable future and that if other facilities are needed, suitable space would be available under acceptable terms.

ITEM 3. LEGAL PROCEEDINGS

         We are not a party to any material litigation and are not aware of any threatened litigation that would have a material adverse effect on our business.

Tax Matters

         Tele Digital did not withhold federal or state withholding taxes, pay federal or state payroll taxes or make related federal or state payroll tax return filings, during 2000 or 2001. In March and April 2002, we made payments to the Internal Revenue Service ("IRS") totaling $185,769 toward our federal withholding tax liabilities. In February and March 2003, we made additional payments to the IRS totaling $11,700. In July 2002, the IRS filed a federal tax lien against Tele Digital's assets with respect to this outstanding liability. On April 1, 2003, we entered into an Installment Agreement with the IRS and have made payments totaling $212,500 under this Installment Agreement through April 1, 2004. The IRS may not levy our assets while we are in compliance with the terms of the Installment Agreement. As of April 1, 2004, we estimate that we still owed approximately $61,000 to the IRS, with interest and certain penalties continuing to accrue until all amounts are paid in full.

         All state withholding tax payments, including associated interest and penalties, have been paid in full. Teledigital has been released from a tax lien filed by the State of Minnesota against our assets effective July 3, 2003.

         Teledigital has withheld federal and state withholding taxes, has paid federal and state payroll taxes and has filed related payroll tax returns with respect to its employees for 2002 and 2003.

ITEM 4.  Submission of Matters to a Vote of Security Holders: None

PART II.

ITEM 5 - MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is currently quoted on the Pinksheets under the symbol "TLDG." The following table sets forth, for the periods indicated, the high and low bid prices for our Common Stock as reported on the Pinksheets. Such quotations represent inter-dealer prices, without retail markup, markdown or commission, and do not necessarily represent actual transactions.

                                    High              Low
                                    -----            -----
2001
----
First Quarter                       $0.88            $0.44
Second Quarter                      $0.53            $0.28
Third Quarter                       $0.55            $0.29
Fourth Quarter                      $0.55            $0.15

2002
----
First Quarter                       $0.43            $0.15
Second Quarter                      $0.35            $0.10
Third Quarter                       $0.45            $0.11
Fourth Quarter                      $0.50            $0.15


As of December 31, 2002, we had approximately 418 shareholders of record. We have never paid cash dividends on our Common Stock and do not anticipate paying dividends in the foreseeable future.

Sale and Repurchase of Shares of Common Stock
---------------------------------------------

On July 1, 2002, the Company sold 342,682 shares of common stock for proceeds of $70,250.

No common stock was repurchased by the Company during the fourth quarter of 2002.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, the reported amounts of revenues and expenses during the reporting period, and related disclosures of contingent assets and liabilities for the periods indicated. The notes to the consolidated financial statements contained herein describe our significant accounting polices used in the preparation of the consolidated financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to bad debts and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions.

         We believe the critical accounting policies listed below affect significant judgments and estimates used in the preparation of our consolidated financial statements.

         Revenue Recognition. We recognize revenue when it is realized and earned. This generally does not occur until all of the following are met: persuasive evidence of an arrangement to purchase exists, delivery has occurred, the price is fixed and collection is reasonably assured. We consider delivery to have occurred when our products are shipped.

         Software Development Costs. Software development costs are expensed as incurred. Management is required to use professional judgment in determining whether development costs meet the criteria for immediate expense or capitalization.

         Allowance for Doubtful Accounts. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of specific customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required or revenue could be deferred until collectibility becomes probable.

         Inventories and Related Allowance for Obsolete and Excess Inventory. Inventories are valued at the lower of cost or market. Inventory consists of purchased cellular telephones. An inventory obsolescence reserve was not considered necessary at December 31, 2002 since we recorded an inventory write down of $545,984 during the year. There was not an inventory obsolescence reserve at December 31, 2001.

         Long-Lived Assets. Property, equipment, and intangible assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Property and equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During 2002, based on market research, we determined that the carrying value of software acquired in 2001 had no value and recorded the remaining value of $178,267 as an impairment.

RESULTS OF OPERATIONS

         Net sales for the year ended December 31, 2002 increased by 49% to $248,770 as compared to $167,020 for the year ended December 31, 2001. In 2001 and the first half of 2002 we sold and supported analog telephones and airtime for those phones. In 2002 we modified our software to be compatible with the Audiovox 135, which is a dual-mode phone. The increase in revenue is primarily the result of sales of Audiovox 135 phones.

         Gross profit as a percent of net sales for the years ended December 31, 2002 and 2001 was (206)% and 21%, respectively. The negative gross profit in 2002 was the result of the Company's purchase of 12,000 Audiovox 135 phones which we could not sell in a timely manner. This was the minimum purchase required by Audiovox to allow us access to their source code so we could add our prepaid software to the phones. The value of the purchased phones decreased until phones purchased for $109 in 2002, were sold for $85 decreasing to a low of $40 in 2003. In addition to creating negative margins in 2002, inventory was also written down as of December 31, 2002 to reflect these lower sales prices.

         Operating expenses decreased to $1,671,955 from $1,815,131 for the year ended December 31, 2002 compared to the prior year. We incurred research and development expenses and marketing expenses for consultants in 2001 that we did not incur in 2002. These expense reductions were slightly offset from recognizing $178,267 for the impairment of intangible asset in 2002.

         Interest expense increased to $261,257 from $113,354 for the year ended December 31, 2002 compared to the prior year. The primary increase in interest was the result of an additional note obtained to finance the purchase of Audiovox phones in May 2002.

         The Company generated a net loss of $(2,450,855) and $(1,892,088) for the years ended December 31, 2002 and 2001, respectively. Loss per share was $(0.21) and $(0.24) for the same periods. The merger of XOX Corporation and Teledigital, sales of stock, exercises of warrants, and issuing stock for services received increased the number of shares outstanding to 14,030,409 from 8,586,359 as of December 31, 2002 compared to December 31, 2001.


LIQUIDITY AND CAPITAL RESOURCES

         Total cash and cash equivalents increased to $123,284 as of December 31, 2002 from $0 as of December 31, 2001.

         Net cash used in operations was $2,826,606 for the year ended December 31, 2002. Net cash received in investing activities was $600,928 for the year ended December 31, 2002 reflecting the cash received in the merger between XOX Corporation and Teledigital offset by the cost of equipment purchased. During 2002, proceeds from the sale of common stock and exercise of warrants totaled $940,947. In addition our net borrowings under short-term financing agreements was $1,253,120, which was used primarily to finance the purchase of Audiovox phones. Our net borrowings from stockholders was $295,000 during the year ended December 31, 2002. The Company's short-term debt is personally guaranteed by our Chairman of the Board, our President and CEO and a stockholder.

         Our ability to continue as a going concern is dependent on ultimately achieving profitability and/or raising additional capital. We intend to obtain additional debt or equity capital to meet all of our existing cash obligations and to fund our operations, however, there can be no assurance that additional capital will be available on terms favorable to the Company.

         In 2003 we continued to generate operating losses. We raised additional capital of approximately $390,000 by issuing promissory notes for $500,000 of which $400,000 and the related accrued interest were converted into 2-year notes with annual interest of 10% convertible into the Company's common stock with a conversion price of $0.40 per share. We raised gross proceeds of $635,000 (net of approximately $535,000) in two revenue share offerings that commenced in April and September 2003 under which every $50,000 investment is entitled to a revenue share of $0.07 on each PIN sold over a 29-month period beginning December 2003 with a minimum payback of 150% invested. In October 2003 we commenced an offering to raise up to $1.5 million in 10% convertible debentures. As of March 23, 2004, gross proceeds of $868,000 (net of approximately $725,000) have been raised under this offering. See Note 12 - Subsequent Events of the financial statements.

         We intend to obtain strategic investors that along with investing cash in the Company will also generate additional revenue but once again, there can be no assurance that we will be successful in obtaining any strategic investors.

         Management believes the Company has enough cash and other financing activities to operate for the next three months. Additional funds will also be required to add our prepaid software to additional models of handsets.

DISCLOSURES ABOUT CONTRACTUAL OBLIGATIONS AND COMMERCIAL COMMITMENTS

         The following summarizes our contractual obligations at December 31, 2002 and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in Thousands):

                                      Due within        Due within
                                       One Year          Two Years
                                       --------          ---------
Bank loans                               $ 943
Loan to finance inventory purchase      $1,290
Notes payable to shareholders            $ 470
Auto loan                                 $ 6               $ 1
Operating leases                         $ 51              $ 51

                                       --------          ---------
   Total                                $2,760             $ 52

         We will have to refinance or obtain other financing for these obligations as we will not be able to generate operating cash flow sufficient to repay them.


CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

         This Annual Report on Form 10-KSB, including the information incorporated by reference herein and the exhibits hereto, may include "forward-looking" statements. Forward-looking statements broadly involve our current expectations for future results. Our forward-looking statements generally relate to our financing plans, trends affecting our financial condition or results of operations, our growth and operating strategy, product development, competitive strengths, the scope of our intellectual property rights, sales efforts, and the declaration and payment of dividends. Words such as "anticipates," "believes," "could" "estimates," "expects," "forecast," "intend," "may," "plan," "possible," "project," "should," "will" and similar expressions generally identify our forward-looking statements. Any statement that is not a historical fact, including estimates, projections, future trends and the outcome of events that have not yet occurred, are forward-looking statements. Our ability to actually achieve results consistent with our current expectations depends significantly on certain factors that may cause actual future results to differ materially from our current expectations. Some of these factors include:

         Risks related to our Company and business, including, but not limited to:
         o        limited working capital and lack of working capital financing;
         o        adverse effects in connection with any loss of key personnel;
         o        limited market in our securities;
         o timing, size and nature of market opportunities available to us and our ability to capitalize on these as they occur;
         o        our ability to maintain contracts with Verizon reseller(s)
                  with terms acceptable to us and to our customers;
         o        our ability to add our technology to additional models of
                  cellular telephones; and
         o        our ability to maintain current and attract new customers.

         Competitive factors, including, but not limited to:
         o        pricing pressures;
         o        superior financial position of some of our competitors;
         o possible development of new products by competitors having superior performance characteristics; and
         o possible technological advances, intellectual property rights and registrations obtained by competitors.

         Legal disputes, including, but not limited to:
         o        disputes over intellectual property rights;

         o        product liability claims; and
         o        claims asserting securities law violations.

         General economic conditions, including, but not limited to:

         o        general business conditions;
         o        political instability in foreign countries;
         o        interest rates;
         o        foreign currency exchange rates;
         o        changes in the rate of inflation; and
         o our limited ability to reduce the impact of these conditions on our operations.

         Governmental action, including, but not limited to changes in tax and other laws and regulations affecting our business, including changes in securities laws and changes regarding accounting policies and principles.

         Other factors beyond our control, including floods, fires, explosions, or acts of terrorism or war.

         You should carefully consider forward-looking statements and understand that such statements involve a variety of risks and uncertainties, known and unknown, and may be affected by inaccurate assumptions. It is not possible to foresee or identify all factors that may affect our forward-looking statements, and you should not consider any list of such factors to be an exhaustive list of all risks, uncertainties or potentially inaccurate assumptions affecting such forward-looking statements.

         We caution you to consider carefully these factors as well as any other specific factors discussed with each specific forward-looking statement in this annual report. In some cases, these factors have affected, and in the future (together with other unknown factors) could affect, our ability to implement our business strategy and may cause actual results to differ materially from those contemplated by such forward-looking statements. No assurance can be made that any expectation, estimate or projection contained in a forward-looking statement can be achieved.

         We also caution you that forward-looking statements speak only as of the date made. We undertake no obligation to update any forward-looking statement, but investors are advised to consult any further disclosures by us on this subject in our filings with the Securities and Exchange Commission, especially on Forms 10-KSB, 10-QSB, and 8-K (if any), in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. We intend to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding our forward-looking statements, and are including the preceding cautionary language for the express purpose of enabling us to use the protections of the safe harbor with respect to all forward-looking statements.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS



                        TELEDIGITAL, INC. AND SUBSIDIARY

                       (FORMERLY KNOWN AS XOX CORPORATION)

                             Bloomington, Minnesota

                           December 31, 2002 and 2001





                        CONSOLIDATED FINANCIAL STATEMENTS

                    Including Report of Independent Auditors

                                TABLE OF CONTENTS
--------------------------------------------------------------------------------


REPORT OF INDEPENDENT AUDITORS                                                17

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                            18

CONSOLIDATED FINANCIAL STATEMENTS

    Consolidated Balance Sheets                                               19

    Consolidated Statements of Operations                                     20

    Consolidated Statements of Stockholders' Deficit                          21

    Consolidated Statements of Cash Flows                                     22

    Notes to Consolidated Financial Statements                           23 - 39

REPORT OF INDEPENDENT AUDITORS

Stockholders, Audit Committee and Board of Directors
Teledigital, Inc. and Subsidiary (formerly known as XOX Corporation) Bloomington, Minnesota

We have audited the accompanying consolidated balance sheet of Teledigital, Inc. and Subsidiary (formerly known as XOX Corporation) as of December 31, 2002 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teledigital, Inc. and Subsidiary (formerly known as XOX Corporation) as of December 31, 2002 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As more fully described in Note 2, the Company has experienced recurring operating losses and is dependent upon raising additional capital to continue its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                             /s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota
January 22, 2004 (except as to Note 12 as to which the date is March 23, 2004)

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Tele Digital Development, Inc.

         We have audited the accompanying consolidated balance sheet of Tele Digital Development, Inc. (a Minnesota corporation) as of December 31, 2001, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform our audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tele Digital Development, Inc. as of December 31, 2001, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

                The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company incurred a net loss of $1,892,088 for the year ended December 31, 2001, and, as of that date, the Company's current liabilities exceeded its current assets by $1,870,704. These factors, among others, as discussed in Note 2 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                          /s/ Grant Thornton LLP

Minneapolis, Minnesota
February 15, 2002 (except for the second paragraph of Note 5 as to which the date is March 8, 2002 and the first paragraph of Note 7 as to which the date is June 27, 2002)

                        TELEDIGITAL, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2002 and 2001
--------------------------------------------------------------------------------

                                     ASSETS
                                                                         2002            2001
                                                                 ------------    ------------
CURRENT ASSETS
    Cash                                                         $    123,284    $          -
    Accounts receivable, net                                            4,490          30,463
    Notes receivable from employee and officer, net                         -          61,022
    Due from related party                                             42,574               -
    Inventories                                                       718,487          15,412
                                                                 ------------    ------------
        Total Current Assets                                          888,835         106,897
                                                                 ------------    ------------

PROPERTY AND EQUIPMENT, NET                                            25,325          28,381
                                                                 ------------    ------------

OTHER ASSETS
    Intangible asset, net                                                   -         178,267
    Security and other deposits                                        10,753           5,753
                                                                 ------------    ------------
        Total Other Assets                                             10,753         184,020
                                                                 ------------    ------------

           TOTAL ASSETS                                          $    924,913    $    319,298
                                                                 ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
    Checks issued in excess of bank balance                      $          -    $     42,395
    Short-term debt                                                 2,233,120       1,000,000
    Notes payable - stockholders                                      470,000         175,000
    Current maturities of long-term debt                                6,474           5,882
    Due to related party and employee                                  15,000          35,005
    Accounts payable                                                  307,376         136,238
    Accrued payroll and related taxes                                 316,898         518,682
    Accrued expenses                                                  109,578          64,399
    Deferred revenues and customer deposits                            75,319               -
                                                                 ------------    ------------
        Total Current Liabilities                                   3,533,765       1,977,601

LONG-TERM LIABILITIES
    Long-term debt, net of current maturities                             577           6,949
                                                                 ------------    ------------

        Total Liabilities                                           3,534,342       1,984,550
                                                                 ------------    ------------

COMMITMENT AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
    Undesignated, 10,000,000 shares authorized
    Common stock, $.025 par value per share
        20,000,000 shares authorized
        14,030,409 and 8,586,359 shares issued and outstanding        350,760         214,660
    Additional paid-in capital                                      9,568,510       8,197,932
    Accumulated Deficit                                           (12,528,699)    (10,077,844)
                                                                 ------------    ------------
           Total Stockholders' Deficit                             (2,609,429)     (1,665,252)
                                                                 ------------    ------------

               TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT       $    924,913    $    319,298
                                                                 ============    ============


          See accompanying notes to consolidated financial statements.

                        TELEDIGITAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------

                                                      2002            2001
                                              ------------    ------------

NET SALES                                     $    248,770    $    167,020

COST OF GOODS SOLD                                 215,929         131,872

INVENTORY WRITE-DOWN TO
LOWER OF COST OR MARKET                            545,984               -
                                              ------------    ------------

    Gross Profit (Loss)                           (513,143)         35,148
                                              ------------    ------------

OPERATING EXPENSES
    General and administrative                   1,313,682       1,415,466
    Research and development                       149,336         257,743
    Marketing                                       30,670         141,922
    Impairment of intangible asset                 178,267               -
                                              ------------    ------------
        Total Operating Expenses                 1,671,955       1,815,131
                                              ------------    ------------

           Operating Loss                       (2,185,098)     (1,779,983)
                                              ------------    ------------

OTHER INCOME (EXPENSE)
    Interest expense                              (261,257)       (113,354)
    Other income (expense)                          (4,500)          6,249
                                              ------------    ------------
        Net Other Expense                         (265,757)       (107,105)
                                              ------------    ------------

           Loss Before Income Tax Expense       (2,450,855)     (1,887,088)

INCOME TAX EXPENSE                                       -           5,000
                                              ------------    ------------

    NET LOSS                                  $ (2,450,855)   $ (1,892,088)
                                              ============    ============

Basic and diluted net loss per common share   $      (0.21)   $      (0.24)
                                              ============    ============

Weighted-average common shares outstanding
   Basic and diluted                            11,874,184       7,951,693
                                              ============    ============

          See accompanying notes to consolidated financial statements.

                        TELEDIGITAL, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                     Years Ended December 31, 2002 and 2001

                                                          Common Stock                                                  Total
                                                     -----------------------       Additional      Accumulated      Stockholders'
                                                       Shares        Amount      Paid-in Capital     Deficit            Equity
                                                   ------------     --------     ---------------  -------------     -------------
BALANCES, DECEMBER 31, 2000                           7,381,114     $184,528       $7,142,106     $ (8,185,756)      $  (859,122)
  Issuance of shares of common stock for the
     exchange of the fair market value of the
     assets and liabilities of Teledigital
     Technologies, LLC                                  149,660        3,741          196,259                            200,000
  Issuance of common stock                              509,405       12,736          337,264                -           350,000
  Exercise of stock warrants                            546,180       13,655          292,303                -           305,958
  Grant of stock options                                      -            -          230,000                -           230,000
  2001 Net Loss                                               -            -                -       (1,892,088)       (1,892,088)
                                                   ------------     --------       ----------     ------------       -----------
BALANCES, DECEMBER 31, 2001                           8,586,359      214,660        8,197,932      (10,077,844)       (1,665,252)
  Proceeds from the issuance of common stock          1,429,066       35,727          728,173                -           763,900
  Common stock issued for services                       55,515        1,388           28,287                -            29,675
  Exercise of stock warrants                            331,210        8,280          168,767                -           177,047
  Issuance of shares of common stock for the
     exchange of the fair market value of the
     assets and liabilities of XOX Corporation,
     net of costs of $207,655                         3,320,028       83,000          421,056                -           504,056
  Additional shares of common stock issued as
     a result of the merger                             248,367        6,208          (6,208)                -                 -
  Conversion of long-term debt and accrued interest      59,864        1,497           30,503                -            32,000
  2002 Net Loss                                               -            -                -       (2,450,855)       (2,450,855)
                                                   ------------     --------       ----------     ------------       -----------
BALANCES, DECEMBER 31, 2002                          14,030,409     $350,760       $9,568,510     $(12,528,699)      $(2,609,429)
                                                   ============     ========       ==========     ============       ===========



          See accompanying notes to consolidated financial statements.

                        TELEDIGITAL, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2002 and 2001

                                                                                            2002           2001
                                                                                     -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                         $(2,450,855)   $(1,892,088)
    Adjustments to reconcile net loss to net cash flows from operating activities:
        Depreciation and amortization                                                     17,552         65,987
        Impairment of intangible asset                                                   178,267              -
        Forgiveness of notes receivable from employee and officer, net                    61,022              -
        Inventory write-down to lower of cost or market                                  545,984              -
        Stock based compensation                                                               -        230,000
        Common stock issued for services                                                  29,675        129,500
        Increase in due from related party                                               (42,574)             -

        Changes in operating assets and liabilities:
           Accounts receivable, net                                                      122,260          6,271
           Inventories                                                                (1,249,059)        57,653
           Security and other deposits                                                    (5,000)             -
           Accounts payable                                                               84,803         20,575
           Accrued payroll and related taxes                                            (201,784)       302,761
           Accrued expenses                                                               50,179         29,894
           Deferred revenues and customer deposits                                        75,319              -
                                                                                     -----------    -----------
               Net Cash Flows from Operating Activities                               (2,784,211)    (1,049,447)
                                                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                                                  (14,496)        (8,586)
    Cash received from acquisition of Tele Digital Development, Inc.                     615,424              -
    Cash acquired in business acquisition                                                      -          3,305
    Issuance of notes receivable to employees and officer                                      -        (58,522)
                                                                                     -----------    -----------
              Net Cash Flows from Investing Activities                                   600,928        (63,803)
                                                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
    Checks issued in excess of bank balance                                              (42,395)         7,485
    Net advances on short-term debt                                                    1,253,120        500,000
    Principal payments on long-term debt                                                  (5,780)       (15,447)
    Net proceeds of notes payable - stockholders                                         295,000         94,436
    Payments on due to related parties                                                   (13,005)             -
    Proceeds from the exercise of stock warrants                                         177,047        305,958
    Proceeds from the issuance of common stock                                           763,900        220,500
    Payment for merger expenses                                                         (121,320)             -
                                                                                     -----------    -----------
             Net Cash Flows from Financing Activities                                  2,306,567      1,112,932
                                                                                     -----------    -----------

        NET CHANGE IN CASH                                                               123,284           (318)


CASH - Beginning of Year                                                                       -            318
                                                                                     -----------    -----------

    CASH - END OF YEAR                                                               $   123,284    $         -
                                                                                     ===========    ===========
Supplemental cash flow disclosures:
    Cash paid for interest                                                           $   242,239    $    95,964
                                                                                     ===========    ===========
Noncash investing and financing activities
    Issuance of common stock in connection with acquisition                          $         -    $   200,000
                                                                                     ===========    ===========
    Conversion of long-term debt and accrued interest to common stock                $    32,000    $         -
                                                                                     ===========    ===========
    Issuance of common stock in exchange for assets and liabilities in connection
      with merger                                                                    $    96,287    $         -
                                                                                     ===========    ===========



          See accompanying notes to consolidated financial statements.

                        TELEDIGITAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


--------------------------------------------------------------------------------
NOTE 1 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
================================================================================

    NATURE OF OPERATIONS

Teledigital, Inc. and Subsidiary (formerly known as XOX Corporation) (the "Company" or "Teledigital") develops and markets prepaid cellular telephone software systems to its customers which are primarily distributors and retailers located throughout North America.

    PRINCIPLES OF PRESENTATION

On July 17, 2002, XOX Corporation, filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting the merger of Tele Digital Development, Inc. ("Tele Digital") with TD Acquisition, Inc., then a wholly owned subsidiary of XOX Corporation (XOX). As described in the Current Report, for accounting purposes, the merger was accounted for as a reverse acquisition, with Tele Digital as the acquirer. The historical financial statements of Tele Digital became the historical financial statements of XOX, and the assets and liabilities of XOX are accounted for as required under the purchase method of accounting. Results of operations of XOX are included in the financial statements from July 3, 2002, the effective date of the merger. All share data has been restated to give effect to the retroactive application of Tele Digital's one-for-two reverse stock split, as approved by its Board of Directors on June 27, 2002. All share data has been restated to give effect of the merger under which each Tele Digital share was converted into .7483 shares of Teledigital (Note 3).

Effective April 9, 2003, XOX changed its name to Teledigital, Inc.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Tele Digital Development, Inc. Significant intercompany accounts and transactions have been eliminated.

    REVENUE RECOGNITION AND SHIPPING AND HANDLING COSTS

Revenue for sales of the Company's product is recognized when it is realized and earned. This generally does not occur until all of the following are met: persuasive evidence of an arrangement to purchase exists, delivery has occurred, the price is fixed and collection is reasonably assured. The Company considers delivery to have occurred when its products are shipped.

The Company records amounts being charged to customers for shipping and handling as net sales in accordance with Emerging Issues Task Force (EITF) Issue 00-10, "Accounting for Shipping and Handling Fees and Costs." Shipping and handling costs incurred by the Company are included in cost of goods sold.

    CASH

The Company maintains its cash in high quality financial institutions. The balances, at times, may exceed federally insured limits.

                        TELEDIGITAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


    FAIR VALUE OF FINANCIAL INSTRUMENTS

The consolidated financial statements include the following financial instruments: accounts receivable, notes receivable, due from related party, accounts payable, accrued payroll and related taxes, accrued expenses, due to related parties, notes payable-stockholders, short-term debt, and long-term debt. At December 31, 2002 and 2001, the fair values of these financial instruments approximate their carrying value. The fair market value of long-term debt approximates the carrying amounts based upon the Company's expected borrowing rate for debt with similar remaining maturities and comparable risk.

    ACCOUNTS RECEIVABLE

The Company grants credit to customers in the normal course of business, but generally does not require collateral or any other security to support amounts due. If amounts become uncollectible, they are charged to operations when that determination is made. Accounts receivable over 30 days outstanding are considered past due. The Company does not accrue interest on past due accounts. Accounts receivable are shown net of an allowance for uncollectible accounts of $1,500 and $0 at December 31, 2002 and 2001, respectively.

    NOTES RECEIVABLE FROM EMPLOYEES AND OFFICER

The Company provided advances on notes receivable to employees on credit terms it established with them. During the year ended December 31, 2002, all notes receivable were deemed uncollectible, and those amounts were charged to operating expenses.

   INVENTORIES

Inventories are stated at the lower of cost (determined on first-in, first-out basis) or market. Inventories consist primarily of finished goods. An inventory obsolescence reserve was not considered necessary at December 31, 2002 due to the Company recording a write down of inventory of $545,984 during the year ended December 31, 2002. There was not an inventory obsolescence reserve at December 31, 2001.

    PROPERTY AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation is provided for using straight-line methods over their estimated useful lives. The estimated useful lives range from three to five years for equipment and four years for automobiles. Improvements are capitalized while maintenance, repairs and minor renewals are expensed when incurred. Depreciation expense on property and equipment was $17,552 and $19,075 for the years ended December 31, 2002 and 2001, respectively.

    INTANGIBLE ASSET

During 2001, the Company acquired software in connection with a business acquisition. The software was being amortized on the straight-line method over two years. During 2002, the Company determined that the fair market value of the software to be zero, by market research, and the remaining recorded amount of $178,267 was recorded as an impairment in the accompanying consolidated financial statements. Amortization expense was $46,912 for the year ended December 31, 2001. Accumulated amortization was $46,912 at December 31, 2002.

                        TELEDIGITAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


    IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of an asset may not be fully recoverable. An impairment loss is recognized when the estimated future cash flows from the use of the asset are less than the carrying amount of that asset. During the year ended December 31, 2002, the Company recorded an impairment of an intangible asset in the accompanying consolidated financial statements of $178,267 due to the software not being compatible with their products.

    DEFERRED REVENUE AND CUSTOMER DEPOSITS

Deferred revenue represents payment received in advance of products to be delivered and are recognized as revenue when the product is shipped. Customer deposits are received from various customers and are refundable upon termination of the contract.

    RESEARCH AND DEVELOPMENT

The Company expenses all costs related to product research and development as incurred.

    ADVERTISING

Advertising costs are charged to operations when incurred. There was no advertising expense for the years ended December 31, 2002 and 2001.

    NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the reporting period. Diluted net loss per common share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to common share equivalents (stock options and stock warrants) had been issued. Potentially dilutive common equivalent shares of 4,859,011 and 4,205,248 at December 31, 2002 and 2001, respectively, have not been included in the computation of diluted net loss per common share for all periods presented because their inclusion would be anti-dilutive.

    STOCK-BASED COMPENSATION

In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock. Accordingly, stock-based compensation expense of $0 and $230,000 has been recognized in the accompanying consolidated financial statements for the years ended December 31, 2002 and 2001, respectively. The Company's general policy is to grant stock options at fair value at the date of grant. Options and warrants issued to nonemployees are recorded at fair value, as required by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," using the Black Scholes pricing model.

Had compensation cost been recognized based on the fair value of options at the grant dates consistent with the provisions of SFAS No. 123, the Company's pro forma net loss and basic and diluted net loss per common share would have been as follows:

                        TELEDIGITAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


                                                    2002            2001
                                                    ----            ----
Net Loss:
         As reported                            $(2,450,855)     $(1,892,088)
         Pro forma                              $(2,462,207)     $(2,329,088)

Basic and diluted net loss per common share:
         As reported                            $     (0.21)     $     (0.24)
         Pro forma                              $     (0.21)     $     (0.29)

Stock-based compensation:
         As reported                            $         -      $   230,000
         Pro forma                              $    11,352      $   437,000

In determining the compensation cost of the options granted during the years ended December 31, 2002 and 2001, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized as follows:

                                                    2002                  2001
                                                    ----                  ----
Risk-free interest rate                             3.25%                 5.3%
Expected life of options granted                 10 years              10 years
Expected volatility range                              0%                   0%
Expected dividend yield                                0%                   0%

The above table for expected volatility was zero for the years ended December 31, 2002 and 2001 as the Company was unable to obtain stock pricing information.

    USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

    INCOME TAXES

The Company accounts for income taxes using the asset and liability approach, which requires the recognition of deferred tax assets and liabilities for tax consequences of temporary differences between the consolidated financial statement and income tax reporting bases of assets and liabilities based on currently enacted rates and laws. These temporary differences include depreciation, allowance for doubtful accounts, inventory valuation adjustments, accrued expenses and net operating losses. Deferred taxes are reduced by a valuation allowance to the extent that realization of the related deferred tax asset is not assured.

    RECLASSIFICATIONS

Certain accounts in the prior year consolidated financial statements have been reclassified for comparative purposes to conform with the presentation in the current year consolidated financial statements. These reclassifications had no effect on net loss or stockholders' deficit.

                        TELEDIGITAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


    NEW ACCOUNTING PRONOUNCEMENTS

In April 2002, Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective for fiscal years beginning after May 15, 2002. The Company believes the adoption of SFAS No. 145 will not have a material effect on the Company's consolidated financial statements.

In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires the recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred versus the date the Company commits to an exit plan. In addition, SFAS No. 146 states the liability should be initially measured at fair value. The requirements of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. The Company believes the adoption of SFAS No. 146 will not have a material effect on the Company's consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 is an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides required additional disclosures about the method of accounting for stock-based employee compensation. The amendments are effective for financial statements for fiscal years ending after December 15, 2002 and for the interim periods beginning after December 15, 2002. The Company adopted the annual disclosure provisions of SFAS No. 148. The Company has currently chosen not to adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No. 148, which, if adopted, could have a material effect on the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," effective for contracts entered into or modified after June 30, 2003. This amendment clarifies when a contract meets the characteristics of a derivative, clarifies when a derivative contains a financing component and amends certain other existing pronouncements. The Company believes the adoption of SFAS No. 149 will not have a material effect on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires the classification as a liability of any financial instruments with a mandatory redemption feature, an obligation to repurchase equity shares, or a conditional obligation based on the issuance of a variable number of its equity shares. The Company does not have any financial instruments as defined by SFAS No. 150. The Company believes the adoption of SFAS No. 150 will not have a material effect the Company's consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 clarifies the requirements for a guarantor's accounting for and disclosure of certain guarantees issued and outstanding. The initial recognition and initial measurement provisions of FIN 45 are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 did not have a material effect the Company's consolidated financial statements.

                        TELEDIGITAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 states that companies that have exposure to the economic risks and potential rewards from another entity's assets and activities have a controlling financial interest in a variable interest entity and should consolidate the entity, despite the absence of clear control through a voting equity interest. The consolidation requirements apply to all variable interest entities created after January 31, 2003. For variable interest entities that existed prior to February 1, 2003, the consolidation requirements are effective for annual or interim periods beginning after December 15, 2004. Disclosure of significant variable interest entities is required in all financial statements issued after January 31, 2003, regardless of when the variable interest was created. The Company does not expect the adoption of FIN 46 to have a material effect on the Company's consolidated financial statements as they do not have any variable interest entities.

--------------------------------------------------------------------------------
NOTE 2 -  ABILITY TO CONTINUE AS A GOING CONCERN
================================================================================

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate the Company will continue as a going concern, and that realization of assets and satisfaction of liabilities will occur in the normal course of business. The Company has experienced recurring operating losses, depleting its available capital. The Company incurred a net loss of $2,450,855 and $1,892,088 for the years ended December 31, 2002 and 2001 and has a working capital deficit of $2,644,930 and $1,870,704 at December 31, 2002 and 2001.

Recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon the Company obtaining additional financing. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or classification of liabilities that might be necessary should the Company be unable to continue in existence.

The Company's ability to continue as a going concern is dependent on its ultimately achieving profitability and/or raising additional capital. Management intends to obtain additional debt or equity capital to meet all of its existing cash obligations and fund its operations, however, there can be no assurance that additional capital will be available on terms favorable to the Company. (Note 12 for debt and equity financing completed since December 31, 2002).

--------------------------------------------------------------------------------
NOTE 3 -  BUSINESS ACQUISITIONS
================================================================================

On July 19, 2001, the Company acquired certain assets and assumed certain liabilities of Tele Digital Technologies, LLC, a company located in Dallas, Texas that developed and marketed software systems for the wireless communications market. The acquisition was accounted for as a purchase and, accordingly, results of operations relating to the purchased assets have been included in the consolidated statement of operations from the date of acquisition.

The purchase price of $200,000 was financed through the issuance of 149,660 shares of common stock and warrants to purchase an additional 149,660 share of common stock. The warrants had an exercise price of $1.34 and were scheduled to expire on August 1, 2005. During the year ended December 31, 2002, these warrants were forfeited.

                        TELEDIGITAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001
The fair value of the assets acquired, liabilities assumed, and purchase price were as follows:

Cash                                                               $      3,305
Accounts receivable                                                      36,734
Software                                                                225,179
                                                                   ------------
         Total assets acquired                                          265,218
                                                                   ------------

Due to related party                                                   (15,064)
Accounts payable                                                       (49,133)
Accrued liabilities                                                     (1,021)
                                                                   ------------
         Total liabilities assumed                                     (65,218)
                                                                   ------------

Common stock issued                                                $    200,000
                                                                   ============

The software acquired relates to a software system that management believed had a useful life of two years (Note1 for Impairment of Long-Lived Assets).

Effective July 3, 2002, XOX completed its merger pursuant to an Agreement and Plan of Merger dated as of January 7, 2002 by and among XOX, Tele Digital Development, Inc. ("Tele Digital"), and TD Acquisition, Inc., a wholly owned subsidiary of XOX, as amended by Amendment No. 1 to Agreement and Plan of Merger dated as of March 29, 2002 and Amendment No. 2 to Agreement and Plan of Merger dated as of June 30, 2002 (the "Merger"). In the Merger, TD Acquisition, Inc. merged with Tele Digital, with Tele Digital being the surviving company and becoming a wholly-owned subsidiary of XOX.

In the Merger, the former stockholders of Tele Digital received shares of XOX common stock. In addition, in the Merger, warrants and options to purchase shares of Tele Digital common stock were converted into warrants and options to purchase shares of XOX common stock. Each share of Tele Digital common stock was converted into .7483 shares of XOX common stock. Each warrant and option to purchase one share of Tele Digital common stock was converted into a warrant or option to purchase .7483 shares of XOX common stock.

Immediately after the Merger, the former Tele Digital stockholders, option holders and warrant holders together owned a total of approximately 77% of XOX common stock on a fully-diluted basis, (assuming the exercise of all options and warrants to purchase XOX common stock), and the pre-merger XOX stockholders owned a total of approximately 23% of XOX common stock on a fully-diluted basis. The merger involved the issuance of 3,320,028 shares of XOX common stock valued at $711,711 and no cash consideration or other consideration was issued or used in the merger. In addition to the ownership of the common stock, Tele Digital board members controlled the board of directors post merger and the management of Tele Digital became the controlling management team of the Company.

The Merger was accounted for as a reverse acquisition by Tele Digital, and, accordingly, was deemed to be equivalent, for accounting purposes, to the issuance of Tele Digital capital stock in exchange for the fair market value of the assets and liabilities of XOX. Since XOX had only monetary assets, the assets and liabilities of XOX were recorded at historical cost, which approximated fair value and no goodwill was recorded.

                        TELEDIGITAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


The fair value of the assets acquired, liabilities assumed, and purchase price were as follows:

Cash                                                             $    615,424
Prepaid expenses                                                       58,854
Accounts receivable                                                   148,041
                                                                 ------------
         Total assets required                                        822,319
                                                                 ------------

Accounts payable                                                    (110,608)
                                                                 ------------
         Total liabilities assumed                                  (110,608)
                                                                 ------------

         Total                                                   $    711,711
                                                                 ============

--------------------------------------------------------------------------------
NOTE 4 -  PROPERTY AND EQUIPMENT
================================================================================

Property and equipment consisted of the following at December 31:

                                                      2002            2001
                                                   ----------      ----------
Equipment                                          $   84,606      $   70,110
Vehicles                                               22,745          22,745
                                                   ----------      ----------
         Total                                        107,351          92,855
Less accumulated depreciation                         (82,026)        (64,474)
                                                   ----------      ----------
Property and equipment net                         $   25,325      $   28,381
                                                   ==========      ==========

--------------------------------------------------------------------------------
NOTE 5 -  SHORT-TERM DEBT
================================================================================

On May 3, 2002, the Company signed a $1,308,000 note payable with a commercial finance company. The debt was incurred to finance the purchase of cellular telephones. The note is collateralized by the cellular telephones purchased under the agreement, a secured security interest in all assets, and is jointly and severally guaranteed by two stockholders and an officer of the Company. A warrant to purchase 260,000 shares of the Company's common stock at an exercise price of $.50 per share, expiring in September 2005 was issued to the finance company under the loan agreement. The proceeds of $1,308,000 were allocated between the note payable and the warrant based on the relative fair values of the securities at the time of issuance. The warrants were valued using the Black Scholes pricing model which was determined to be zero. The note payable accrued interest at a rate of 13% and matured on January 31, 2003 (Note 12). At December 31, 2002, the balance due on the note payable was $1,263,960, and an additional $26,160 was due for financing fees. Interest expense on this note payable for the year ended December 31, 2002 was $113,809.

The Company had term loans outstanding totaling $943,000 and $1,000,000 at December 31, 2002 and 2001 due to a bank. The $943,000 loans accrue interest at prime plus 1% with a minimum interest rate of 6.0% beginning February 1, 2002 (effective rate of 6.0% at December 31, 2002) and all outstanding principal and accrued interest was due on March 5, 2003. The $1,000,000 loan accrued interest at prime plus 1% (effective rate of 5.75% at December 31, 2001) and all outstanding principal and accrued interest was due on February 1, 2002. On March 8, 2002 the bank extended the due date on the $1,000,000 loan to December 5, 2002. The loans are collateralized by substantially all the assets of the Company and are

                        TELEDIGITAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


jointly and severally guaranteed by two stockholders of the Company and the revocable trust of one stockholder (Note 12).

--------------------------------------------------------------------------------
NOTE 6 -  LONG-TERM DEBT
================================================================================

    Long-term debt consists of the following at December 31:

                                                          2002         2001
                                                          ----         ----
Note payable to bank, due in monthly installments
of $573 including interest at 9.49% through
January 2004, collateralized by an automobile            $ 7,051     $ 12,831
Less current maturities                                    6,474        5,882
                                                         -------     --------
Net long-term debt                                       $   577     $  6,949
                                                         =======     ========

In January 2002, the Company borrowed $20,000 from an individual. The note was convertible into common stock at a conversion rate of $0.53 per common share at the noteholder's discretion. During the year ended December 31, 2002, the noteholder converted the note plus accrued interest totaling $32,000 into 59,864 shares of the Company's common stock.

--------------------------------------------------------------------------------
NOTE 7 -  STOCKHOLDERS' DEFICIT
================================================================================

On June 27, 2002, the Company's Board of Directors approved a one-for-two reverse stock split of its $0.01 par value (pre merger) common stock. The reverse stock split reduced the number of shares of common stock previously issued and outstanding at December 31, 2001, subject to an increase to eliminate fractional interests resulting from the reverse stock split. No fractional shares of common stock were issued in connection with the reverse stock split. All share data is presented to give effect to the retroactive application of the reverse stock split as if it occurred on December 31, 2000.

During the year ended December 31, 2002, the Company issued 1,429,066 shares of common stock at $0.53 per share for gross proceeds of $763,900.

    STOCK OPTIONS

The Company had 950,000 shares of non-voting common stock reserved to be issued under its 1996 Omnibus Stock Option Plan. Effective May 13, 2002, the Board amended the Plan, increasing the number of shares reserved to 3,741,500. Stockholders approved the amendment to the Plan on June 13, 2002. The Plan provides for incentive stock options or nonqualified options to be granted to employees, officers and directors (whether or not employees), technical advisors, consultants and agents of the Company. This plan requires that the option price of incentive stock options be not less than 100% of the fair market value of the Company's Common Stock on the date of grant and may remain outstanding up to ten years from the date of grant. Nonqualified options must be priced not less than 85% of the fair market value of the Company's Common Stock on the date of grant. In general, options vest immediately and expire 10 years from the date of grant.

In addition, the Company maintains the 1996 Omnibus Stock Plan (XOX's plan in effect prior to the merger of XOX and Tele Digital) under which 1,000,000 shares were reserved for either incentive options or nonqualified options. This Plan requires that the option price of incentive stock options be not less than 100% of the fair market value of the Company's Common Stock on the date of grant and may remain

                        TELEDIGITAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


outstanding up to ten years from the date of grant. Nonqualified options must be priced not less than 85% of the fair market value of the Company's Common Stock on the date of grant. In general, options vest immediately and expire 10 years from the date of grant.

A summary of the Company's stock option activity, is as follows:

                                                                  Weighted
                                                                  Average
                                                Shares        Exercise Price
                                              -----------     --------------
Outstanding at December 31, 2000                1,215,988         $ 0.53
Granted                                           430,272           0.53
Cancelled or expired                                    -             -
Exercised                                               -             -
                                              -----------         -----
Outstanding at December 31, 2001                1,646,260           0.53
Granted                                           576,735           0.39
Granted in Merger of XOX                          729,153           1.71
Cancelled or expired                            (192,075)           0.58
Exercised                                               -              -
                                              -----------         ------
Outstanding at December 31, 2002                2,760,073         $ 0.81
                                              ===========         ======

Options outstanding and exercisable as of December 31, 2002, are as follows:

                        Options Outstanding                                      Options Exercisable
--------------------------------------------------------------------  -----------------------------------------
                                                      Weighted          Weighted                       Weighted
                                                       Average           Average                       Average
          Exercise                  Number          Remaining Life      Exercise         Number        Exercise
           Prices                Outstanding           (Years)           Price         Exercisable      Price
           ------                -----------           -------           -----         -----------      -----
            $.20                    240,000             9.88            $  0.20           240,000       $  0.20
            $.31                     90,000             8.75               0.31            90,000          0.31
            $.53                  1,795,920             7.09               0.53         1,795,920          0.53
        $1.37 - $1.70               404,000             5.61               1.48           404,000          1.48
        $2.23 - $2.50               100,000             4.74               2.24           100,000          2.24
         $2.50 - 3.50               115,653             6.61               2.74           115,653          2.74
        $4.50 - $4.75                14,500             2.66               4.66            14,500          4.66
        -------------         -------------             ----            -------         ---------       -------
        $ .20 - $4.75             2,760,073             7.04            $  0.81         2,760,073       $  0.81
        =============         =============             ====            =======         =========       =======

The weighted-average remaining life of the outstanding options was 7.04 years at December 31, 2002. The weighted average grant date fair value of options granted during the years ended December 31, 2002 and 2001 was $0.05 and $0.35, respectively.

                        TELEDIGITAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


    WARRANTS

The Company has also issued warrants in connection with debt, equity offerings and for services rendered which are summarized as follows:

                                  Warrants                         Weighted
                                 Outstanding       Weighted        Average
                                     and           Average       Remaining Life
                                 Exercisable    Exercise Price      (Years)
                                 -----------    --------------   --------------
Balance at December 31, 2000      2,701,479          1.29            2.36
    Granted                         583,674          0.83            4.08
    Forfeited                      (179,985)         0.53            0.00
    Exercised                      (546,180)         0.56            0.00
                                -----------       -------            ----
Balance at December 31, 2001      2,558,988          1.13            2.30
    Granted                       1,029,816          0.48            4.20
    Forfeited                    (1,158,656)         0.53            0.00
    Exercised                      (331,210)         0.53            0.00
                                -----------       -------            ----
Balance at December 31, 2002      2,098,938       $  0.61            3.24
                                ===========       =======            ====

The weighted-average grant date fair market value of warrants granted during the years ended December 31, 2002 and 2001 was $0 for each year.

In determining the compensation cost of the warrants granted during the years ended December 31, 2002 and 2001, as specified by SFAS No. 123, the fair value of each warrant grant has been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized as follows:

                                                         2002             2001
                                                         ----             ----
Risk-free interest rate                                   3%              5.3%
Expected life of warrants granted                     4.5 years         5 years
Expected volatility range                                 0%                0%
Expected dividend yield                                   0%                0%

On October 16, 2001, the Company offered all warrant holders as of that date a reduction in the warrant exercise price to $0.53 per warrant. This offer was available for the period October 16, 2001 through October 31, 2001. During this period, 402,133 warrants were exercised at the $0.53 exercise price.

Also, during this same period, two warrant holders were offered a reduction in the warrant price to $0.27 per warrant. During this period, 97,279 warrants were exercised at the $0.27 exercise price.

From January 1, 2002 through the date of the merger, the Company offered all warrant holders a reduction in the warrant exercise price to $0.53 per share. Warrants previously issued were exercised under this offering from period January 1, 2002 through June 30, 2002. During this period, 331,210 warrants were exercised at the $0.53 exercise price.

                        TELEDIGITAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


--------------------------------------------------------------------------------
NOTE 8 -  INCOME TAXES
================================================================================

The Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty of realizing the related benefits as follows:

                                     December 31, 2002    December 31, 2001
Deferred tax asset:
Net operating loss carryfowards      $       3,963,000    $       3,200,000
Less valuation allowance                    (3,963,000)          (3,200,000)
                                     -----------------    -----------------
Net deferred tax asset               $               -    $               -
                                     =================    =================

At December 31, 2002, the Company has net operating loss carryforwards of approximately $10,400,000 available to offset future taxable income expiring between 2008 and 2022. Utilization of net operating losses is subject to limitation should there be a change of control as defined in the Internal Revenue Code.

The change in the valuation allowance was $763,000 and $600,000 for the years ended December 31, 2002 and 2001, respectively.

Reconciliation between the federal statutory rate and the effective tax rate for the years ended December 31 2002 and 2001, is as follows:

                                                     2002         2001
                                                   ------       ------

         Federal statutory tax rate                 (34.0%)      (34.0%)
         State taxes, net of federal benefit         (4.5)        (4.5)
         Valuation allowance                         38.5         38.5
                                                   ------       ------
           Effective tax rate                           -            -
                                                   ======       ======

Income tax expense on the consolidated financial statements for the year ended December 31, 2001 relates to minimum fees for the state of Minnesota and an income tax accrual for possible penalties and interest on the Tele Digital filed federal tax returns for the years ended December 31, 1997 through 2001 during the year ended December 31, 2002. The Company has not had any contact with the IRS regarding these matters. The accrual relating to these possible penalties and interest is included in accrued expenses at December 31, 2002.

--------------------------------------------------------------------------------
NOTE 9 -  RELATED PARTY TRANSACTIONS
================================================================================

    DISTRIBUTION AGREEMENT

In August 2001, the Company entered into a distribution agreement with 2N Company, LLC (2N) to distribute the Company's products. If under the agreement, 2N has ordered, received and paid for 25,000 telephone units, it will be appointed the exclusive distributor of the Company's products. During the years ended December 31, 2002 and 2001, the Company had received no orders for telephone units from 2N.

                        TELEDIGITAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


Prior to August 2001, the Company had a distribution agreement with Nomad, LLC, a wholly-owned subsidiary of 2N. This agreement was amended and restated by the distribution agreement with 2N noted above.

    NOTES RECEIVABLE FROM OFFICER

The Company has an unsecured note receivable from an officer of the Company. The note bears an annual interest rate of 10% and was originally due March 31, 2003. At December 31, 2001, the principal due was $58,022. The note was forgiven during the year ended December 31, 2003 and $58,022 was charged to operating expenses for the year ended December 31, 2002.

    DUE FROM RELATED PARTIES

On March 31, 2001, XOX executed a lease agreement with Wayroad LLC ("Wayroad"), a Minnesota limited liability company in which current stockholders and a Board Member, had an ownership interest. The proxy statement issued by the Company in connection with the merger between the Company and Tele Digital, dated May 8, 2002, stated that the Company had negotiated an early termination of the lease agreement whereby the Company agreed to pay Wayroad the amount of $9,200. Prior to closing of the merger, the Company actually paid $51,779 to Wayroad in cancellation of the lease. During the year ending December 31, 2002, the Company recorded a receivable of $42,574 for this transaction, which was paid in full as of August 2003.

   NOTES PAYABLE - STOCKHOLDERS

The Company has received advances from the Chairman of the Board. At December 31, 2002 and 2001, the balance due was $260,000 and $125,000, respectively. Interest on $100,000 is being charged at the prime rate plus 1% as defined by Associated Bank Minnesota with a minimum interest rate of 6% (6% at December 31, 2002 and 4.75% at December 31, 2001) and is unsecured. The remaining balance of $160,000 and $25,000 bear interest at 6.25% and 10% at December 31, 2002 and 2001, respectively, and is unsecured. The advances were outstanding at December 31, 2002 and due on March 5, 2003 (Note 12).

The Company received an advance on a bridge loan payable for $160,000 from a stockholder of the Company. Interest on the $160,000 is being charged at 10%. Under the terms of the bridge loan agreement, $60,000 of the debt is convertible into 60,000 units with one unit consisting of one dollar principal amount of a 10% convertible debenture and a five year warrant to purchase one share of the Company's common stock at an exercise price of $0.75 per share. The remaining balance of $100,000 was due on December 31, 2004. The $60,000 of convertible debt was converted in June 2003 (Note 12). The bridge loan was issued with warrants to purchase 320,000 shares of the Company's common stock at an exercise price of $0.75 per share, that expire March 2008. The warrants were valued using the Black Scholes pricing model which was determined to be zero.

The Company received advances from a stockholder the Company. At both December 31, 2002 and 2001, the balance due was $50,000. Interest is 13% and the note is unsecured. Per the agreement, if principal was not repaid by December 1, 2001, a three year warrant to purchase 3,742 common shares would be issued for every 30 days the note was unpaid as of December 31, 2001. Three year warrants to purchase 56,122 shares of common stock were granted with the issuance of the note and an additional three year warrant to purchase 3,742 shares was granted as the note was unpaid at December 31, 2001. An additional three year warrant to purchase 44,898 shares was granted, as the note was unpaid at December 31, 2002. All warrants issued have an exercise price of $1.34, and expire during the years ended December 31, 2003 through 2005. The warrants were valued using the Black Scholes pricing model

                        TELEDIGITAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


which was determined to be zero. The note is convertible into common stock at the individual's option at a rate of $1.34 per share. Accrued interest on the notes payable - stockholders was $929 and $5,923 at December 31, 2002 and 2001, respectively. Interest expense on the notes payable - stockholders was $13,571 and $10,095 for the years ended December 31, 2002 and 2001, respectively.

    DUE TO RELATED PARTY AND EMPLOYEE

The Company assumed a loan due to Zyquest, Inc. (Zyquest) in the acquisition of Tele Digital Technologies LLC. During 2002, the Company settled a lawsuit with Zyquest relating to the loan in the amount of $50,000. Monthly payments of $5,000 began in May 2002. At December 31, 2002, the Company owed $15,000 on the balance of the settlement. At December 31, 2001, there was a $22,000 liability reflected in the financial statements. At December 31, 2001, the Company owed $13,005 to an employee. During the year ended December 31, 2002, the amount due to employee was paid in full.

    TRAVEL SERVICES

The Company purchased travel services from a travel agency managed by the spouse of an officer of the Company. Total purchased travel services were $14,030 and $34,000 for the years ended December 31, 2002 and 2001, respectively.


    ENGINEERING EXPENSE

The Company purchased engineering services from two vendors that also own shares and hold warrants in the Company's stock. Total purchased engineering services were approximately $113,000 and $234,000 for the years ended December 31, 2002 and 2001 respectively. During the year ended December 31, 2002, $16,200 of engineering services were purchased through the issuance of 30,306 shares of common stock. During the year ended December 31, 2001, $104,500 of engineering services were purchased through the issuance of 78,197 shares of common stock.

--------------------------------------------------------------------------------
NOTE 10 -  CONCENTRATIONS
================================================================================

    MAJOR CUSTOMERS

The Company operates in a single reporting segment. Net sales include sales to major customers of 83% and 75% for the years ended December 31, 2002 and 2001, respectively.

No accounts receivable amounts were outstanding from these major customers at December 31, 2002 and 2001.

    SUPPLIERS

During the years ended December 31, 2002 and 2001, 100% and 92% of total purchases were made from one and two suppliers, respectively.

                        TELEDIGITAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


--------------------------------------------------------------------------------
NOTE 11 -  COMMITMENT AND CONTINGENCIES
================================================================================

    LEASES

The Company leases commercial office space in Bloomington, Minnesota. The lease requires base monthly rent of $4,106 and the Company is also required to pay a portion of the real estate taxes, maintenance, utilities, and insurance. The lease expires on December 31, 2004. Rent expense, including common area costs, was approximately $63,000, and $68,000 for the years ended December 31, 2002 and 2001, respectively.

The Company also leases equipment requiring base monthly rent of $90. Rent expense was $853 for each of the years ended December 31, 2002 and 2001. The lease expires on February 1, 2005.

Future minimum lease payments are as follows for the years ending December 31:

2003                                             $         51,080
2004                                                       51,080
2004                                                           90
                                                 ----------------
Total                                            $        102,250
                                                 ================

    LITIGATION

The Company is subject to litigation in the normal course of business. Management believes the outcome of such litigation will not have a material adverse effect on the operations or consolidated financial position of the Company.

    PAYROLL AND UNEMPLOYMENT TAXES

In March 2002, the Company filed the required payroll and unemployment tax returns to the Internal Revenue Service (IRS), the Minnesota Department of Revenue, and the Maryland Department of Revenue for the years ending December 31, 2001 and December 31, 2000. Settlement agreements have been finalized with all three taxing authorities. In June 2002, the State of Minnesota filed a state tax lien against the Company's assets with respect to the Company's withholding tax liabilities which remained outstanding. As of December 31, 2002, this lien has been released. In July 2002, the IRS filed a federal tax lien against the Company's assets with respect to the Company's withholding tax liabilities which remained outstanding. The Company entered into an agreement with the IRS effective April 1, 2003 which included monthly payments of $12,500 during the months April through June, 2003, monthly payments of $17,500 for the months July through September, 2003, and monthly payments of $20,000 beginning in October 2003, and ending in June 2004, when the debt would be paid in full. At December 31, 2002 and 2001, an estimated liability for the amounts due, including an estimate for penalties and interest, of approximately $296,000 and $518,000 is included in accrued payroll and related taxes.

                        TELEDIGITAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


--------------------------------------------------------------------------------
NOTE 12 -  SUBSEQUENT EVENTS
================================================================================

Effective January 21, 2003, the Company commenced an offering (the "Offering") of up to 500,000 units ("Units"), each Unit consisting of a 10% convertible promissory note in the principal amount of $1.00 and a five-year warrant to purchase two shares of Common Stock with an exercise price of $0.75 per share. All 500,000 Units were sold. Effective June 30, 2003, principal of $400,000 and interest of $11,434 was converted into two-year 10% debentures convertible into Common Stock with a conversion price of $0.40 per share (the "Conversion"). For each $1.00 converted into the debenture, one five-year warrant with an exercise price of $0.75 was issued. A total of 1,411,434 warrants were issued in conjunction with the Offering and Conversion. The Company received net proceeds of approximately $390,000 from the Offering and Conversion and has agreed to grant the underwriter a five-year warrant for 100,000 shares with an exercise price of $.40 per share.

Effective January 30, 2003, the Chairman of the Company, and the President and Chief Executive Officer of the Company, entered into an agreement under which they agreed to release a total of 1,646,262 shares of the Company's common stock previously reserved by the Company for the exercise of warrants and options held by them. Thus, these shares covered the shortfall as of January 31, 2003 and the additional shortfall resulting from the issuance of Warrants in the Offering. At a special stockholders meeting on April 9, 2003, the number of shares of common stock authorized was increased from 20,000,000 to 45,000,000. The agreement expired when the common stock authorized was increased.

On March 5, 2003, the maturity date for the $900,000 bank loan was extended to June 30, 2004. The $43,000 loan was refinanced with a maturity date of June 30, 2003, at which time the loan was paid in full (Note 5).

Effective April 7, 2003, the Company commenced an offering (the "Revenue Offering") consisting of a minimum of three units and a maximum of ten units (collectively, the "Revenue Units"). Each $50,000 Revenue Unit consists of a right to receive a fee (the "Fee") in the amount of $0.07 for each monthly license (PIN) sold by the Company, regardless of the dollar denomination of the PIN, exclusive of PIN revenue generated in connection with the 9278 Mobile's License Agreement. The Revenue Units began earning Fees as of December 1, 2003 ("Beginning Date") and will end the later of either: (i) twenty-nine (29) months after the Beginning Date or (ii) the date Investors receive 150% of the offering price of the Revenue Units purchased in the Revenue Offering. The Fees are to be paid on a monthly basis and are not secured or guaranteed. The maximum amount of $500,000 was raised in this offering. There was a second revenue offering that had the same terms as the Revenue Offering that closed on September 16, 2003 for gross proceeds of $135,000. Net proceeds from both Revenue Offerings was approximately $535,000. The underwriter for the Revenue Offering was granted a five-year warrant for 158,750 shares with an exercise price of $0.40 per share.

Effective October 20, 2003, the Company commenced an offering (the "Private Placement Offering") of up to 1,500,000 Units, each Unit consisting of a 10% convertible two-year promissory note (the "Private Placement Note") in the principal amount of $1.00 and a five-year warrant (the "Private Placement Warrant") to purchase three shares of common stock, at an exercise price of $0.75 for the first share, $1.00 for the second share and $1.25 for the third share. An additional 225,000 Units were reserved for over subscription. The Private Placement Notes bear interest at the rate of ten percent (10%) per annum payable at maturity, and are convertible at any time until the maturity date into two and one-half (2-1/2) shares of Common Stock for each $1.00 of principal amount converted. Payment of the Private Placement Note is not secured or guaranteed. In connection with the Private Placement Offering, the Company has retained an agent to act as the Company's

                        TELEDIGITAL, INC. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001


exclusive agent to offer and sell the Placement Units. Further, the Company has agreed to issue to the agent, as part of the agent's compensation, a warrant to purchase a number of shares of Common Stock equal to ten percent (10%) of the number of shares of Common Stock into which the Placement Notes sold in the Private Placement Offering may be converted. As of March 23, 2004 the Company has sold 868,000 Units for net proceeds to the Company of approximately $725,000 and owes the underwriter a five-year warrant with an exercise price of $0.40 for 217,000 shares of Common Stock.

The maturity date on the $100,000 notes payable - stockholder was extended to December 31, 2004. As consideration for the extension, the note holder was granted a warrant that expires on October 30, 2008 for 100,000 shares of the Company's common stock with an exercise price of $0.75 per share. (Note 9).

Effective December 31, 2002, the interest rate on a short term note payable to purchase inventory was increased from 13% to 15% and the due date was extended to January 31, 2003. Also, as consideration for the lender's accommodations with respect to its loan to the Company in the original principal amount of $1,308,000, effective August 15, 2003, the Company issued a three-year warrant for 240,000 shares with an exercise price of $0.50. This note has been extended to June 1, 2004. (Note 5).

As of December 31, 2002, $260,000 was due to the Chairman of the Company's Board of Directors. A portion of the loan, $100,000 was refinanced with the $900,000 bank loan on March 5, 2003 and a promissory note was issued for the remaining $160,000 with 6.25% interest maturing June 30, 2004. This individual advanced an additional $161,000 to the Company to cover a payment on the bank debt, product development and operating expenses. These advances are to be repaid on June 30, 2004 and have an annual interest rate of 6.25%. (Note 9).

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. The Company's delinquent filings have been the result of the Company not having funds available to pay independent auditors for their services on a timely basis. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE ACT

DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth the name, age and position of each person who served as a director and/or officer of our Company as of December 31, 2002. Our directors serve for an indefinite term that expires at the next regular meeting of our shareholders, and until such directors' successors are elected and qualified, or until such directors' earlier death, resignation, disqualification or removal as provided by law.

Name                       Age     Position                      Director Since
----                       ---     --------                      --------------

Richard W. Perkins         73      Director                           2002

Richard L. Barnaby         53      Director, President and            2002
                                   Chief Executive Officer

Craig W. Gagnon            63      Director                           1998

Steven B. Mercil           52      Director                           2002

Gene A. Bier               65      Director                           2002

Daniel Kobylarz            42      Director of Engineering             N/A

         RICHARD W. PERKINS has served as a member of the Board of Directors of Tele Digital since 1997. He became a director of Teledigital when the merger became effective on July 3, 2002. Since 1984, Mr. Perkins has served as President, Chief Executive Officer and a director of Perkins Capital Management, Inc., an investment management firm that he founded. He has over 45 years of experience in the investment business. He received a Bachelors of Business Administration in 1955 and a Masters in Business Administration in 1957 from the University of Wisconsin, Madison. Mr. Perkins also serves on the board of directors of the following public companies: Synovis Life Technologies, Inc., LifeCore Biomedical, Inc., iNTELEFILM Corporation, CNS, Inc., PW Eagle, Inc., Nortech Systems, Inc., Vital Images, Inc. and Two Way TV (US), Inc. He also serves on the Board of several privately-held companies.

         RICHARD L. BARNABY has served as the President, Chief Executive Officer and member of the Board of Directors of Tele Digital since 1996. He became President, Chief Executive Officer and a director of XOX on July 3, 2002, the effective date of the merger. Mr. Barnaby has extensive experience in the telecommunications industry, having worked in the wireless communications industry for the last 19 years and telecommunications for the last 25 years. Mr. Barnaby has served as the President of Enhanced Telemanagement, Inc., as the President of Indianapolis Telephone Company and as a senior executive of Century Cellunet.

         CRAIG W. GAGNON is a director of Teledigital. Mr. Gagnon is a partner with the law firm of Oppenheimer Wolff & Donnelly in Minneapolis, Minnesota. Mr. Gagnon's practice is concentrated in litigation in the areas of securities fraud, accounting malpractice and legal malpractice defense work. Mr. Gagnon chairs the Board of Trustees for William Mitchell College of Law, is a Fellow in the American College of Trial Lawyers, and is a past president of the Metropolitan Breakfast Club. Mr. Gagnon also acts as a general partner in several commercial real estate partnerships located in Minnesota. Mr. Gagnon received his Bachelor of Arts degree from the University of Minnesota (1964) and his Juris Doctor degree from William Mitchell College of Law (1968 - magna cum laude).

         STEVEN B. MERCIL served as Interim Chief Executive Officer of XOX from October 1997 to June 1998, Interim Chief Financial Officer of XOX from June 1998 to March 1999, and Vice Chairman from April 1999 to August 1999. Mr. Mercil also previously served as a director of XOX from 1993 to 1995 and from 1997 until 1999. Mr. Mercil currently serves as the Chief Executive Officer of MIN-Corp, a venture fund that focuses on investments in Minnesota since July 1998. He was previously the equity fund manager of Minnesota Technology, Inc. ("MTI"), an equity investment fund specializing in Minnesota technology companies. MTI granted Mr. Mercil a leave of absence to be employed at XOX on an interim basis. Mr. Mercil has more than 13 years of experience assisting in the strategic development and growth of public and private companies.

         GENE A. BIER has been a director of Teledigital since July 2002. He is also currently serving as a director of Troy Group, Inc. Mr. Bier had previously served as the Chief Executive Officer of Northwestern Bell Minnesota; Chairman of Greater Minneapolis Chamber of Commerce; Chairman of the Minnesota State Lottery Commission; Chairman and Chief Executive Officer of Enhanced Telecommunications, Inc.; Director of WAM!NET; director of Enviroscrub Corp.; director of Metropolitan Medical Center; director of Urban Coalition; director of Eltrax Systems; director of Kroy Industries; director of Quality International; and director of XCORP Business Development. He was also the founder and served as the Chief Executive Officer of Embion, Inc.

         DANIEL KOBYLARZ has been the Director of Engineering in charge of Teledigital's technology since 1994. Mr. Kobylarz graduated from the University of Wisconsin, Madison with a degree in electrical engineering. He has 18 years of wireless industry experience and holds six patents. Prior to employment with Teledigital, Mr. Kobylarz held a position on Motorola's technical staff as well as positions with E.F. Johnson and ADC Telecommunications.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires TeleDigital's executive officers and directors, and persons who own more than 10 percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of Teledigital. Officers, directors and greater than 10% shareholders ("Insiders") are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

         To our knowledge, based on a review of the copies of such reports furnished to us, for the year ended December 31, 2002 all Section 16(a) filing requirements applicable to Insiders were complied with.


ITEM 10. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

         The following table provides certain summary information for the years indicated concerning executive compensation paid or accrued by the Company to the Company's Chief Executive Officer (the "Named Executive Officer"). There were no other executive officers whose salary and bonus compensation exceeded $100,000 during the fiscal years ended December 31, 2001 and 2002.

                           SUMMARY COMPENSATION TABLE

                                             Annual Compensation                Long-Term Compensation
                                                                                   Awards             Payouts
                                                               Other                   Securities
                                                              Annual     Restricted    Underlying                All Other
         Name and                                             Compen-      Stock        Options/        LTIP       Compen-
    Principal Position        Year     Salary     Bonus       sation       Awards         SARs        Payouts      sation
    ------------------        ----     ------     -----       ------       ------         -----       -------      ------
Richard L. Barnaby (1)        2002    $87,500    $20,000    $58,023(3)      None       149,661 (4)      None        None
(President, Chief
Executive Officer)

John R. Sutton (2)            2002    $ 7,500    $     0       None         None                        None        None
(XOX Chief Executive          2001    $90,000    $     0       None         None             0 (5)      None        None
Officer)                      2000    $31,875    $     0       None         None       125,000 (5)      None        None

(1) Mr. Barnaby became President, Chief Executive Officer on July 3, 2002 upon the completion of the Merger. He has been the President, Chief Executive officer of Teledigital since 1996. Compensation reported for Mr. Barnaby is from July 3, 2002 through December 31, 2002.
(2)      Mr. Sutton was named Chief Executive Officer of XOX in August 2000.
(3) This represents an amount loaned to Mr. Barnaby for reimbursement of unrecorded business expenses incurred in 2002, which amount was subsequently forgiven on October 23, 2003.
(4) Mr. Barnaby's options were granted in April 2002, prior to being a named executive officer.

(5) Mr. Sutton's non-qualified stock option to purchase 125,000 shares of XOX Common Stock for $1.66 per share, 12,500 of which had vested after six-months, was cancelled in connection with the negotiation of the Merger Agreement.


                              EMPLOYMENT AGREEMENT

         In August 2000, the Company entered into an Employment and Non-Compete Agreement with John Sutton. Such agreement provided that (i) the Company would employ Mr. Sutton as its Chief Executive Officer for a term of three years, with a base salary of $7,500 per month and bonuses awarded at the discretion of the Board of Directors; and (ii) if Mr. Sutton was terminated without cause during the term of the agreement, the Company would continue to pay Mr. Sutton's salary for six months as a severance payment. Such agreement further provided that Mr. Sutton may not compete with the Company for a period of either three years from the date of the agreement or one year from the date of termination of employment, whichever is longer. In connection with his Employment and Non-Compete Agreement, Mr. Sutton was granted a non-qualified stock option to purchase 125,000 shares of XOX Common Stock for $1.66 per share, the fair market value at the time of the grant.

         On July 31, 2001, the Company and Mr. Sutton agreed to terminate Mr. Sutton's Employment and Non-Compete Agreement pursuant to the following terms:
(i) Mr. Sutton would continue to be employed as the Company's Chief Executive Officer until the Closing Date of the Merger; (ii) Mr. Sutton would continue to be paid his salary for six months and following such period would receive no other compensation, regardless of whether the Closing Date extended beyond such six month period; and (iii) Mr. Sutton would be subject to the covenant not to compete until August 2003. In connection with the negotiation of the Merger Agreement, Mr. Sutton's non-qualified stock option was cancelled by the Company with his consent.

The Company does not have an employment agreement with Mr. Barnaby.


                              DIRECTOR COMPENSATION

         Prior to the Merger, the Company had a standard policy regarding the compensation to be given to its Board of Directors. Members of the Board of Directors (or the entities with which such directors were affiliated) did not receive any cash compensation for serving on the Board of Directors. They were reimbursed for expenses incurred in attending meetings. Members of the Board of Directors receive a non-qualified stock option to purchase 7,500 shares of XOX Common Stock for each year of service on the Board of Directors. In addition, members of the Executive Committee received a non-qualified stock option to purchase 15,000 shares of XOX Common Stock for each year of service on such committee. Each option granted to directors on the Executive Committee vested at the end of the calendar year granted, provided that on such date the optionee had attended at least 75% of the Company's meetings of the Board of Directors.

         Members added to the Board of Directors, Mr. Perkins, Mr. Barnaby, and Mr. Bier, were not granted any stock options for their services as members of the Board in 2002.

OPTION GRANTS DURING 2002

         The following table provides information related to options granted in the fiscal year ended December 31, 2002:

                                    Number of         Percent of Total
                                   Securities           Options/SARs
                                   Underlying            Granted To
                                  Options/SARs          Employees In the        Exercise or
            Name                    Granted              Fiscal Year             Base Price           Expiration Date
            ----                    -------              -----------             ----------           ---------------
Richard L. Barnaby                149,660(1)                26%                    $0.53                  4/15/12
(President, Chief Executive
Officer)
John R. Sutton                       None
(XOX Chief Executive
Officer)

(1) Mr. Barnaby's options were granted in April 2002, prior to being a named executive officer.


OPTION EXERCISES DURING 2003 FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

         No options were exercised by the named executive officers during 2002. The following table provides information related to the number and value of options held at December 31, 2002:

                                        Number of Securities Underlying               Value of Unexercised In-the-Money
                                       Unexercised Options at Year End                    Options at Year End (1)
                                   ------------------------------------------      ---------------------------------------
Name                                  Exercisable            Unexercisable            Exercisable        Unexercisable
----                                  -----------            -------------            -----------        -------------
Richard L. Barnaby                     1,047,620                   0                       0                   0

-----------------
(1) Value is calculated on the basis of the difference between the option exercise price and $0.375, the average of the high and low price on December 31, 2002, as quoted on the Pink Sheets.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK MATTERS

         Information required by Item 201(d) of Regulation S-B is set forth in
Item 5 of this Form 10-KSB.

         The following table provides information as of December 31, 2002, concerning the beneficial ownership of our Company's common stock by (i) each director of the company, (ii) each executive officer named in the Summary Compensation Table, (iii) the persons known by us to own more than 5% of our outstanding common stock, and (iv) all directors and executive officers as a group. Except as otherwise indicated, the persons named in the table have sole voting and investment power with respect to all shares of common stock owned by them.

                                                Amount and
                                                Nature of
                                                Beneficial      Percent
Name and Address of Beneficial Owner            Owner (1) (2)   of Class
------------------------------------------------------------  ----------

Richard W. Perkins   (3)                         1,285,767        8.8%
Perkins Capital Management
730 East Lake Street
Wayzata, MN 55391

Richard L. Barnaby   (4)                         1,085,035        7.2%
1325 East 79th Street, Suite 6
Bloomington, MN 55425

Gene A. Bier                                             -          -
1325 East 79th Street, Suite 6
Bloomington, MN 55425

Craig W. Gagnon   (5)                              101,280        0.7%
4035 West 65th Street
Edina, MN 55435

Steven B. Mercil   (6)                              66,250        0.5%
1600 University Avenue West
St. Paul, MN 55104

Minnesota Investment Network Corporation   (7)     330,244        2.3%
111 Third Avenue South
Suite 420
Minneapolis, Minnesota 55401

Perkins Capital Management, Inc.   (8)           1,777,867        12.7%
730 East Lake Street
Wayzata, MN 55391

All executive officers and directors as a group  2,538,332        16.1%

(1) For each person or group, any securities that the person or group has the right to acquire within 60 days pursuant to options, warrants, conversion privileges or other rights, have been added to the total amount of outstanding shares when determining the percent owned by such person or group. Unless otherwise noted, all persons have sole voting power and sole investment power with respect to the shares indicated.

(2) Based on 14,030,409 shares outstanding on December 31, 2002.

(3) Includes 541,205 shares held by various trusts of which Mr. Perkins is the sole trustee and 37,415 shares held by the Perkins Foundation. Also includes 598,642 shares Mr. Perkins has the right to acquire upon the exercise of warrants. Excludes 1,777,867 shares held by Perkins Capital Management, Inc. ("PCM"), a registered investment advisor of which Mr. Perkins is the controlling shareholder. Mr. Perkins disclaims beneficial ownership of the PCM Shares.

(4) Includes 1,047,620 shares Mr. Barnaby has the right to acquire within 60 days upon the exercise of options. (5) Includes 52,500 shares Mr. Gagnon has the right to acquire within 60 days upon the exercise of options.

(6) Includes 66,250 shares Mr. Mercil has the right to acquire within 60 days upon the exercise of options. Excludes the 330,244 shares owned by Minnesota Investment Network Corporation ("MINC") of which Mr. Mercil was the Chief Executive Officer.

(7) Excludes shares beneficially owned by Steven B. Mercil, a director of the Company and the CEO of MINC.

(8) Excludes shares beneficially owned by Richard W. Perkins, a director of the Company and the controlling shareholder of Perkins Capital Management, Inc. ("PCM"), a registered investment advisor. PCM disclaims beneficial ownership of the 1,777,867 shares (the "PCM Shares") which are held for the account of its clients. Of the 1,777,867 shares, PCM has sole investment power with regard to all such shares and sole voting power over 448,981 of such shares.

The following table provides information as of December 31, 2002 about our equity compensation plans.

-----------------------------------------------------------------------------------------------------------------
                                                                                            Number of securities
                                                                                            remaining available
                                                                                            for future issuance
                                       Number of securities                                    under equity
                                         to be issued upon          Weighted-average          compensation plans
                                            exercise of             exercise price of      (excluding securities
                                       outstanding options,       outstanding options,          reflected in
                                       warrants, and rights        warrants and rights           column (a))
-----------------------------------------------------------------------------------------------------------------
                                                (a)                       (b)                      (c)
-----------------------------------------------------------------------------------------------------------------
Equity compensation plans approved
by security holders                          2,760,073                   $0.81                 1,981,427
-----------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders - see
Note 1                                       1,318,504                   $0.42                     -
-----------------------------------------------------------------------------------------------------------------

Note 1 - Represents stock warrants issued as compensation for: personal guarantees of the Company's short-tem debts; services provided by a non-employee; and services received under terms of a financial advisory agreement.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Teledigital advanced funds to Richard L. Barnaby for expenses he incurred for which receipts were not provided. To evidence the advances for which no receipts have been provided, Mr. Barnaby issued a promissory note bearing an annual interest rate of 10% to Teledigital under which the principal amount due was $58,022 on December 31, 2001 and December 31, 2002. The note was originally due March 31, 2003. The note was forgiven during the year ended December 31, 2003 and $58,023 was charged to operating expenses for the year ended December 31, 2002.

         The Company has received advances from Richard W. Perkins who is the Chairman of the Board. At December 31, 2002 and 2001, the balance due was $260,000 and $125,000, respectively. Interest on $100,000 is being charged at the prime rate plus 1% as defined by Associated Bank Minnesota with a minimum interest rate of 6% (6% at December 31, 2002 and 2001) and is unsecured. The remaining balance of $160,000 and $25,000 bear interest at 6.25% and 10% at December 31, 2002 and 2001, respectively, and is unsecured. The advances were outstanding at December 31, 2002 and due on March 5, 2003 and were subsequently extended.

         On May 3, 2002 Mr. Perkins, Mr. Barnaby and Wayne Mills, a shareholder of the Company, jointly and severally guaranteed a $1,308,000 note payable that Teledigital signed with a commercial finance company. The debt was incurred to finance the purchase of cellular telephones. At December 31, 2002, the balance due on the note payable was $1,263,960, and an additional $26,160 was due for financing fees. The note payable accrued interest at a rate of 13% and matured on January 31, 2003. This note has been extended to June 1, 2004.

         At December 31, 2002, the Company had term loans outstanding of $900,000 and $43,000 due to a bank. Mr. Perkins, both individually and through a revocable trust, Mr. Barnaby and Mr. Mills personally guaranteed these loans. The loans accrue interest at prime plus 1% with a minimum interest rate of 6.0% (6.0% at December 31, 2002 and 2001) and all outstanding principal and accrued interest was due on March 5, 2003. The $43,000 loan was paid in full and the $900,000 was refinanced with an interest rate of 7.25% maturing on June 30, 2004.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibits.

               See "Exhibit Index" immediately following the signature page of this Form 10-KSB.

         (a)   Reports on Form 8-K.

               None


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

         The Company changed independent auditors in October 2003 with the new independent auditors engaged to audit the Company's December 31, 2002 financial statements. Total audit fees incurred for the fiscal year ended December 31, 2002 were $28,136. Audit fees incurred for review of the financial statements included in the Company's fiscal 2002 quarterly reports on Form 10-QSB totaled $28,136. Fees for auditing the Company's fiscal 2002 financial statements that are included in this annual report were $20,500 and were expensed in fiscal year 2003.

         Total fees of $29,634 were incurred by the Company relating to the audit of the financial statements by the Company's independent auditors for the fiscal year ended December 31, 2001, the review of the financial statements included in the Company's fiscal 2001 quarterly reports on Form 10-QSB, and other matters directly relating to the fiscal 2001 audit and filing of the Annual Report on Form 10-KSB for fiscal 2001.

AUDIT-RELATED FEES

         For fiscal 2002 and 2001, the Company's auditors did not bill any fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit Fees" above.

TAX FEES

         The aggregate fees billed by the Company's auditors for professional services for tax compliance, tax advise and tax planning were $10,153 for fiscal 2002.

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

         No fees were billed to the Company by the Company's independent auditors for professional services as described in Paragraph (c)(4)(ii) of Rule 2-01 of Regulation S-X in fiscal 2002 and 2001.

ALL OTHER FEES

         The aggregate fees billed by the Company's auditors for any other non-audit services rendered to the Company, all related to the merger between XOX and Teledigital, totaled $46,463 in fiscal 2002.

         The aggregate fees billed by the Company's independent auditors for professional services provided during fiscal 2001, other than those described above, total $17,330. These services were provided for the preparation of corporate income tax returns and related tax consulting services and accounting consulting related to merger considerations.

AUDIT COMMITTEE

         After the merger between XOX and Teledigital the composition of the Board of Directors changed and the Audit Committee was abolished. The Board of Directors filled the role of the Audit Committee in 2002. (Jointly referred to as the "Committees")

         For the years ended December 31, 2002 and December 31, 2001, the Committees have reviewed and discussed the audited consolidated financial statements of the Company with the Company's management. The Committees have discussed with the independent auditors the matters required by Statement on Auditing Standards No. 61 (Communication with Audit Committees). The Committees have received the written disclosures and the letter from the independent auditors required by the Independence Standards Board Standard No. 1 (Independent Discussions with Audit Committees) and have discussed with the independent auditors the independent auditors' independence. The Committees have considered whether the independent auditors' provision of other non-audit services to the Company is compatible with maintaining the independence of the independent auditors. The Company changed auditors in 2003 and the only services performed by the new independent auditors has been the independent audit of the financial statements for the year ended December 31, 2002. Approximately 90% of all fees paid to our independent auditors are pre-approved by the Committees.

         Any services to be provided by the independent auditors in addition to any audit or tax work must be approved by the Audit Committee or Board of Directors.

CODE OF ETHICS

         Teledigital has not adopted a code of ethics that would apply to our principal executive officer, principal financial officer, and principal accounting office or controller. As of December 31, 2002, the Company only had one executive officer and one financial employee.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 9, 2004                   Teledigital, Inc.

                                       By: /s/ Richard L. Barnaby
                                           -------------------------------------
                                           President and Chief Executive Officer



         In accordance with the requirements of the Exchange Act, this Report has been signed below by the following persons on behalf of the Company and in the capacities indicated on April 9, 2004.

                                POWER OF ATTORNEY

         Each person whose signature appears below constitutes and appoints Richard L. Barnaby as their true and lawful attorney-in-fact and agent, with full power of substitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.


SIGNATURE                       POSITION                          DATE
---------                       --------                          ----


/s/ Richard W. Perkins
---------------------------
Richard W. Perkins             Chairman of the Board          April 9, 2004


/s/ Steven B. Mercil
---------------------------
Steven B. Mercil               Director                       April 9, 2004

/s/ Gene A. Bier
---------------------------
Gene A. Bier                   Director                       April 9, 2004

INDEX OF EXHIBITS

         The Company will furnish a copy of any exhibit to a shareholder who requests a copy in writing to the Company. Requests should be sent to: Chief Financial Officer, Teledigital, Inc., 1325 East 79th Street, Suite 6, Bloomington, MN 55425.

         All financial statement schedules not listed have been omitted because the required information is included in the Consolidated Financial Statements or the Notes thereto, or is not applicable.

         The following exhibits are incorporated by reference:

         2.1 Agreement and Plan of Merger dated as of January 7, 2002 by and among Tele Digital, XOX and TD Acquisition, Inc. -- incorporated herein by reference to Appendix A to XOX's definitive Proxy Statement filed with the Securities and Exchange Commission under Section 14(a) of the Securities Exchange Act of 1934 on May 8, 2002.

         2.2 Amendment No. 1 to Agreement and Plan of Merger dated as of March 29, 2002 by and among XOX, Tele Digital, and TD Acquistion, Inc. -- incorporated herein by reference to Appendix A to XOX's definitive Proxy Statement filed with the Securities and Exchange Commission under Section 14(a) of the Securities Exchange Act of 1934 on May 8, 2002.

         2.3 Amendment No. 2 to Agreement and Plan of Merger dated as of June 30, 2002 by and among XOX, Tele Digital and TD Acquisition, Inc. -- incorporated by reference to Exhibit 2.3 to Registrant's Current Report Form 8-K filed with the Securities and Exchange Commission on July 17, 2002.

         3.1 Amended and Restated Certificate of Incorporation of XOX Corporation - incorporated by reference to Exhibit 3.1 to Registrant's June 30, 2002 Form 10-QSB filed with the Securities and Exchange Commission on August 14, 2002.

         3.2 Amended and Restated Bylaws -- incorporated by reference to Exhibit
3.1 to Registrant's June 30, 2002 Form 10-QSB filed with the Securities and Exchange Commission on August 14, 2002.

         10.7 XOX Corporation 1996 Amended Omnibus Stock Plan - incorporated herein by reference to the Company's Registration Statement on Form S-8, filed with the SEC on August 13, 1998.

         The following exhibits are filed as part of this Form 10-KSB:

         3.1.1 Amendments to Certificate of Incorporation

         10.25 Tele Digital Development, Inc. 1996 Omnibus Stock Plan

         10.25.1 First Amendment to the Tele Digital Development, Inc. 1996 Omnibus Stock Plan

         10.26 Lease Agreement dated October 18, 1999 between Principal Life Insurance Company and Teledigital, Inc. for premises located at 1325 East 79th Avenue, Bloomington, Minnesota

         10.27. Promissory Note, Security Agreement, Personal Guaranty Agreement, Subordination Agreement, all dated May 3, 2002 between Data Sales Co., Inc. and Tele Digital Development, Inc.
         10.27.1 Loan Extension Agreement and Guarantors' Consent dated September 3, 2002 between Data Sales Co., Inc. and Tele Digital Development, Inc.

         10.27.2 Amendment and Extension Agreement effective December 31, 2002 between Data Sales Co., Inc. and Tele Digital Development, Inc.
         10.27.3 Third Loan Extension Agreement and Guarantors' Consent and Agreement dated March 11, 2004 between Data Sales Co., Inc., Richard W. Perkins, Richard L. Barnaby, Wayne Mills and XOX Corporation and Third Party Pledge Agreement and Consent

         10.28 Promissory Note to Associated Bank Minnesota, National Association and Tele Digital Development, Inc., Richard W. Perkins; Richard W. Perkins Revocable Trust; and Wayne Mills dated April 17, 2003

         10.29 Domestic Distribution Agreement between Cellnet Communications and Tele Digital Development, Inc. dated July 9, 2003
         10.29.1 Amendment to Domestic Distribution Agreement between Cellnet Communications and Tele Digital Development, Inc. dated February 9, 2004

         21.1 Subsidiaries of the Registrant
         23.1 Consent of Independent Auditors - Virchow, Krause & Company, LLP
         23.2 Consent of Independent Certified Public Accountants - Grant Thornton LLP
         31.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002