Form 10QSB
period 2003-03-31
TELEDIGITAL INC
filed 2004-05-07
CIK 798122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                  For the quarterly period ended March 31, 2003

         [_]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE
                  ACT

         For the transition period from __________ to _________________


                       COMMISSION FILE NUMBER 333-05112-C

                                TELEDIGITAL, INC.
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


--------------------------------------------------------------------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date:

Common Stock, $.025 Par Value - 14,310,286 shares outstanding as of May 7, 2004.

Transitional Small Business Disclosure Format (check one): Yes   [_]  No [X]

                                TELEDIGITAL, INC.
                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements
              Consolidated Balance Sheets as of
              March 31, 2003 (Unaudited) and December 31, 2002               3

              Consolidated Statements of Cash Flows (Unaudited) for
              the Three Months Ended March 31, 2003 and 2002                 4

              Consolidated Statements of Operations (Unaudited) for
              the Three Months Ended March 31, 2003 and 2002                 5

              Notes to Consolidated Financial Statements                     6

         Item 2.  Management's Discussion and Analysis or Plan
                  of Operation                                              14

         Item 3.  Controls and Procedures                                   18


PART II. OTHER INFORMATION                                                  18

         Item 1.  Legal Proceedings

         Item 2.  Changes in Securities and Small Business Issuer
                  Purchases of Equity Securities

         Item 3.  Default Upon Senior Securities

         Item 4.  Submission of Matters to a Vote of Security Holders

         Item 5.  Other Information

         Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES                                                                  19

EXHIBITS                                                                    20

PART I                              FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                        TELEDIGITAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                     March 31,     December 31,
                                                                       2003           2002
                                                                   ------------    ------------
                                                                    (Unaudited)      (Audited)
                                     ASSETS
CURRENT ASSETS
    Cash                                                           $       --      $    123,284
    Accounts receivable, net                                             72,910           4,490
    Due from related party                                               32,579          42,574
    Inventories                                                         547,977         718,487
                                                                   ------------    ------------
        Total Current Assets                                            653,466         888,835
                                                                   ------------    ------------

PROPERTY AND EQUIPMENT, NET                                              21,426          25,325
                                                                   ------------    ------------

OTHER ASSETS
    Debt issuance costs, net                                             63,250            --
    Security and other deposits                                          10,753          10,753
                                                                   ------------    ------------
        Total Other Assets                                               74,003          10,753
                                                                   ------------    ------------
            TOTAL ASSETS                                           $    748,895    $    924,913
                                                                   ============    ============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
    Checks issued in excess of bank balance                        $      5,376    $       --
    Short-term debt                                                   2,261,548       2,233,120
    Notes payable - stockholders, net of original issue discount        716,930         470,000
    Current maturities of long-term debt                                  5,488           6,474
    Accounts payable                                                    332,331         307,376
    Accrued payroll and related taxes                                   292,982         316,898
    Accrued expenses                                                    176,683         124,578
    Deferred revenues and customer deposits                              10,000          75,319
                                                                   ------------    ------------
        Total Current Liabilities                                     3,801,338       3,533,765
LONG-TERM LIABILITIES
    Long-term debt, net of current maturities
                                                                           --               577
                                                                   ------------    ------------
        Total Liabilities                                             3,801,338       3,534,342
                                                                   ------------    ------------
COMMITMENT AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
    Undesignated preferred stock, 5,000,000 shares authorized
    Undesignated capital stock, 5,000,000 shares authorized
    Common stock, $.025 par value per share
        20,000,000 shares authorized
        14,064,232 and 14,030,409 shares issued and outstanding         351,605         350,760
    Additional paid-in capital                                        9,635,553       9,568,510
    Accumulated Deficit                                             (13,039,601)    (12,528,699)
                                                                   ------------    ------------
        Total Stockholders' Deficit                                  (3,052,443)     (2,609,429)
                                                                   ------------    ------------
            TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT            $    748,895    $    924,913
                                                                   ============    ============

              See accompanying notes to consolidated financial statements.

                        TELEDIGITAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


          For the Three Months Ended March 31, 2003 and March 31, 2002


                                                     2003            2002

NET SALES                                        $    275,666    $     52,573

COST OF GOODS SOLD                                    242,325           5,313
                                                 ------------    ------------

    Gross Profit (Loss)                                33,341          47,260

OPERATING EXPENSES
    General and administrative                        265,127         305,222
    Research and development                          143,233          30,518
    Marketing                                           7,681           5,000
                                                 ------------    ------------
        Total Operating Expenses                      416,041         340,740
                                                 ------------    ------------
            Operating Loss                           (382,700)       (293,480)
OTHER INCOME (EXPENSE)
    Interest expense                                 (128,215)        (17,658)
    Interest income                                        13            --
                                                 ------------    ------------
        Net Other Expense                            (128,202)        (17,658)
                                                 ------------    ------------
            Loss Before Income Tax Expense           (510,902)       (311,138)
INCOME TAX EXPENSE                                       --              --
                                                 ------------    ------------
NET LOSS                                         $   (510,902)   $   (311,138)
                                                 ============    ============

Basic and diluted net loss per common share
                                                 $      (0.04)   $      (0.03)
                                                 ============    ============

Weighted-average common shares outstanding

    Basic and diluted                              14,040,883       9,222,442
                                                 ============    ============



          See accompanying notes to consolidated financial statements.

                        TELEDIGITAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              For the Three Months Ended March 31,
                                                                                       2003         2002
                                                                                     ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                         $(510,902)   $(311,138)
    Adjustments to reconcile net loss to net cash flows from operating activities:
        Depreciation and amortization                                                    3,899        3,413
        Amortization of original issue discount                                         21,618         --
        Amortization of debt issuance costs                                              2,951         --
        Common stock issued for services                                                 8,200         --
        Payment on due from related party                                               10,000         --
        Changes in operating assets and liabilities:
            Accounts receivable, net                                                   (68,420)      30,424
            Inventories                                                                170,510     (135,000)
            Due from related party                                                      10,000         --
            Accounts payable                                                            24,950       (8,313)
            Accrued payroll and related taxes                                          (23,916)     (83,534)
            Accrued expenses                                                            52,105     (127,379)
            Deferred revenues and customer deposits                                    (65,319)        --
                                                                                     ---------    ---------
                Net Cash Flows from Operating Activities
                                                                                      (374,324)    (631,527)
                                                                                     ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                                                   --        (12,870)
    Issuance of notes receivable to employees and officer                                 --        (10,000)
                                                                                     ---------    ---------
            Net Cash Flows from Investing Activities                                      --        (22,870)
                                                                                     ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
    Checks issued in excess of bank balance                                              5,376      (42,392)
    Net advances on short-term debt                                                     28,428         --

    Net principal payments on long-term debt                                            (1,563)      (1,288)
    Net proceeds from notes payable - stockholders and warrants issued                 285,000       (5,000)
    Payments for debt issuance costs                                                   (66,201)        --
    Proceeds from due to related party                                                    --          8,888
    Proceeds from the issuance of common stock                                            --        731,847
                                                                                     ---------    ---------
            Net Cash Flows from Financing Activities                                   251,040      692,055
                                                                                     ---------    ---------
        NET CHANGE IN CASH                                                            (123,284)      37,658
CASH - Beginning of Period                                                             123,284         --
                                                                                     ---------    ---------
    CASH - END OF PERIOD                                                             $    --      $  37,658
                                                                                     =========    =========
Supplemental cash flow disclosures:
    Cash paid for interest                                                           $  38,737    $  31,431
                                                                                     =========    =========

          See accompanying notes to consolidated financial statements.

                        TELEDIGITAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002
                                   (UNAUDITED)



(1)  BASIS OF PRESENTATION


The accompanying unaudited consolidated financial statements of Teledigital, Inc. and Subsidiary ("the Company" or "we") have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results.

Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the Company's significant accounting policies consistently applied in the preparation of the accompanying financial statements follows:

PRINCIPLES OF PRESENTATION. On July 17, 2002, XOX Corporation, filed a Current Report on Form 8-K with the Securities and Exchange Commission reporting the merger of Tele Digital Development, Inc. ("Tele Digital") with TD Acquisition, Inc., then a wholly owned subsidiary of XOX Corporation (XOX). As described in the Current Report, for accounting purposes, the merger was accounted for as a reverse acquisition, with Tele Digital as the acquirer. The historical financial statements of Tele Digital became the historical financial statements of XOX, and the assets and liabilities of XOX are accounted for as required under the purchase method of accounting. Results of operations of XOX are included in the financial statements from July 3, 2002, the effective date of the merger. All share data has been restated to give effect to the retroactive application of Tele Digital's one-for-two reverse stock split, as approved by its Board of Directors on June 27, 2002. All share data has been restated to give effect of the merger under which each Tele Digital share was converted into .7483 shares of Teledigital (Note 4).

Effective April 9, 2003, XOX changed its name to Teledigital, Inc.

REVENUE RECOGNITION. The Company recognizes revenue when it is realized and earned. This generally does not occur until all of the following are met: persuasive evidence of an arrangement to purchase exists, delivery has occurred, the price is fixed and collection is reasonably assured. The Company considers delivery to have occurred when its products are shipped.

Software license revenue is recognized when all of the following criteria have been met: there is an executed license agreement, software has been delivered to the customer, the license fee is fixed and payable within twelve months, collection is deemed probable and product returns are reasonably estimable.

DEFERRED REVENUES AND CUSTOMER DEPOSITS. Deferred revenues represent payment received in advance of products to be delivered and are recognized as revenue when the product is shipped. Customer deposits are received from various customers and are refundable upon termination of the contract.

SOFTWARE DEVELOPMENT COSTS. Software development costs are expensed as incurred. Management is required to use professional judgment in determining whether development costs meet the criteria for immediate expense or capitalization.

ALLOWANCE FOR DOUBTFUL ACCOUNTS. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of specific customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required or revenue could be deferred until collectibility becomes probable. Accounts receivable are shown net of allowance of $1,500 at both March 31, 2003 and December 31, 2002.

INVENTORIES AND RELATED ALLOWANCE FOR OBSOLETE AND EXCESS INVENTORY. Inventories are valued at the lower of cost or market. Inventory consists of purchased cellular telephones. An inventory obsolescence reserve was not considered necessary at December 31, 2002 since an inventory write down of $545,984 was recorded during the year. The Company does not believe that an inventory obsolescence reserve is required at March 31, 2003.

LONG-LIVED ASSETS. Property, equipment, and intangible assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Property and equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

NET LOSS PER COMMON SHARE. Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the reporting period. Diluted net loss per common share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to common share equivalents (stock options and stock warrants) had been issued. Potentially dilutive common equivalent shares of 5,179,011 and 3,064,139 for the three months ended March 31, 2003 and 2002, respectively, have not been included in the computation of diluted net loss per common share for all periods presented because their inclusion would be anti-dilutive.

STOCK-BASED COMPENSATION. In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock. The Company's general policy is to grant stock options at fair value at the date of grant. Options and warrants issued to nonemployees are recorded at fair value, as required by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," using the Black Scholes pricing model.

No stock options were granted by the Company during the three months ended March 31, 2003 and 2002, respectively. No proforma compensation expense was applicable for the three months ended March 31, 2003 and 2002, respectively.

Pursuant to APB No. 25 and related interpretations, $8,200 and $0 of compensation cost related to stock warrants and shares being issued for services has been recognized in the accompanying consolidated statements of operations for the three months ended June 30, 2003 and 2002, respectively. Had compensation cost been recognized based on the fair value of options at the grant dates consistent with the provisions of SFAS No. 123, the Company's pro forma net loss and basic and diluted net loss per common share would have been as follows:

                                             Three Months Ended March 31,
                                             ----------------------------
                                                  2003         2002
                                               ----------   ------------
Net Loss:
         As reported                           $(510,902)   $  (311,138)
         Pro forma                             $(510,902)   $  (311,138)

Basic and diluted net loss per common share:
         As reported                           $   (0.04)   $     (0.03)
         Pro forma                             $   (0.04)   $     (0.03)

Stock-based compensation:
         As reported                           $   8,200    $        --
         Pro forma                             $      --    $        --

In determining the compensation cost of the options granted during the three months ended March 31, 2003 and 2002, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized as follows:

                                                           2003
                                                       -------------
         Risk-free interest rate                         3.5 - 4.5%
         Expected life of options granted               5 - 10 years
         Expected volatility range                           184%
         Expected dividend yield                              0%


USE OF ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.


(3)  ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company incurred a net loss of $2,450,855 for the year ended December 31, 2002 and had a working capital deficit of $2,644,930 at December 31, 2002. Also, the Company incurred a net loss of $510,902 for the three months ended March 31, 2003 and had a working capital deficit of $3,147,872 at March 31, 2003.

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

The Company's ability to continue as a going concern is dependent on its ultimately achieving profitability and/or raising additional capital. Management intends to obtain additional debt or equity capital to meet all of its existing cash obligations and fund its operations, however, there can be no assurance that additional capital will be available on terms favorable to the Company. (See Note 9 - Subsequent Events and Item 2 - Liquidity and Capital Resources for debt and equity financing completed since March 31, 2003).

(4)  BUSINESS ACQUISITION

Effective July 3, 2002, the Company completed its merger pursuant to an Agreement and Plan of Merger dated as of January 7, 2002 by and among XOX Corporation, Tele Digital Development, Inc. ("Tele Digital"), and TD Acquisition, Inc., a wholly owned subsidiary of XOX, as amended by Amendment No. 1 to Agreement and Plan of Merger dated as of March 29, 2002 and Amendment No. 2 to Agreement and Plan of Merger dated as of June 30, 2002 (the "Merger Agreement"). In the merger, TD Acquisition, Inc. merged with Tele Digital, with Tele Digital being the surviving company and becoming a wholly owned subsidiary of XOX.

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

Immediately after the merger, the former Tele Digital shareholders, option holders and warrant holders together owned a total of approximately 77% of XOX common stock on a fully-diluted basis, (assuming the exercise of all options and warrants to purchase XOX common stock), and the pre-merger XOX stockholders owned a total of approximately 23% of XOX common stock on a fully-diluted basis. The merger involved only the issuance of XOX common stock, and no cash consideration or other consideration was issued or used in the merger. In addition to the ownership of the common stock, Tele Digital board members controlled the board of directors post merger and the management of Tele Digital became the controlling management of the Company.

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

5)  SHORT-TERM DEBT

On May 3, 2002, the Company signed a $1,308,000 note payable with a commercial finance company. The debt was incurred to finance the purchase of cellular telephones. The note is collateralized by the cellular telephones purchased under the agreement, a collateralized interest in all assets, and is jointly and severally guaranteed by two stockholders and an officer of the Company. A warrant to purchase 260,000 shares of the Company's common stock at an exercise price of $0.50 was issued under the loan agreement. The proceeds of $1,308,000 were allocated between the note payable and the warrant based on the relative fair values of the securities at the time of issuance. The warrant was valued using the Black Scholes pricing model which determined it to be zero. The note payable accrued interest at a rate of 13% (effective rate of 13%) and matured on January 31, 2003. It was extended in January 2003, at which time an additional financing fee was incurred and the interest rate was increased to 15% (effective rate of 22%) and the extended due date is June 1, 2004 (Note 9). At March 31, 2003 and December 31, 2002, the balance due on the note payable along with accrued financing costs and interest was $1,339,548 and $1,290,120, respectively. Interest expense on this note payable for the three months ended March 31, 2003 was $72,895, which included $25,315 in financing fees.

The Company had term loans outstanding due to a bank totaling $922,000 and $943,000 at March 31, 2003 and December 31, 2002. The loans accrue interest at prime plus 1% with a minimum interest rate of 6.0% (effective rate of 6.0% at March 31, 2003). The installment loan with a balance of $900,000 as of March 31, 2003 matured on April 14, 2003 and the loan for $22,000 matured on June 28, 2003 (Note 9). The loans are collateralized by substantially all the assets of the Company and are jointly and severally guaranteed by two stockholders of the Company and the revocable trust of one stockholder. Accrued interest was $6,915 and $4,650 at March 31, 2003 and December 31, 2002, respectively. Interest expense on these loans for the three months ended March 31, 2003 and March 31, 2002 was $16,296 and $14,917, respectively.

Effective January 21, 2003, the Company commenced an offering (the "Offering") of up to 500,000 units ("Units"). Each Unit consists of a 10% convertible promissory note in the principal amount of $1.00 and a five-year warrant to purchase two shares of Common Stock with an exercise price of $0.75 per share. At March 31, 2003, the Company raised a total of $320,000, which includes a $160,000 bridge note to stockholder (Note 7), with net proceeds of approximately $264,000 and debt issuance costs of approximately $56,000. At March 31, 2003, warrants for 640,000 shares had been issued in conjunction with the Offering with 320,000 warrants being issued during the three months ended March 31, 2003 and 320,000 warrants being issued on December 31, 2002. The warrants were valued using the Black Scholes pricing model. The resulting original issue discount, the fair value of the warrants, is being amortized over the life of the promissory notes using the straight-line method, which approximates the interest method.

(6) STOCKHOLDERS' DEFICIT

On June 27, 2002, the Company's Board of Directors approved a one-for-two reverse stock split of its $0.01 par value (pre merger) common stock. The reverse stock split reduced the number of shares of common stock previously issued and outstanding at December 31, 2001, subject to an increase to eliminate fractional interests resulting from the reverse stock split. No fractional shares of common stock were issued in connection with the reverse stock split. All share data is presented to give effect to the retroactive application of the reverse stock split as if it occurred on December 31, 2001.

During the year ended December 31, 2002, the Company issued 3,320,028 shares of common stock for the exchange of the fair market value of the assets and liabilities of XOX Corporation of $504,056, which is net of costs of $207,655.

During the three months ended March 31, 2003, the Company issued 15,340 shares of common stock in lieu of cash for services rendered of $8,200.

(7)  RELATED PARTY TRANSACTIONS

DUE TO RELATED PARTIES. The Company has received advances from the Chairman of the Board. At March 31, 2003 and December 31, 2002, the balance due was $385,000 and $260,000, respectively. Interest on $100,000 is being charged at the prime rate plus 1% with a minimum interest rate of 6% (6% at March 31, 2003 and December 31, 2002) and is unsecured. The remaining balances of $285,000 and $160,000 bear interest at 6.25%, and is unsecured. The advances outstanding at December 31, 2002 were due on March 5, 2003 and were extended to June 30, 2004 (Note 9).

On December 31, 2002, the Company received an advance on a bridge loan payable for $160,000 from a stockholder of the Company. Interest on the $160,000 is being charged at 10% (effective rate of 40%). Under the terms of the bridge loan agreement, $60,000 of the debt will be converted in June 2003 into 60,000 units with each unit consisting of one dollar principal amount of a 10% convertible debenture and a five-year warrant to purchase one share of the Company's common stock at an exercise price of $0.75 per share. The remaining balance of $100,000 was originally due on December 31, 2003 and has been extended to December 31, 2004. The bridge loan was issued with warrants to purchase 320,000 shares of the Company's common stock at an exercise price of $0.75 per share, that expire March 2008. The warrants were valued using the Black Scholes pricing model, and the value was determined to be zero.

The Company received advances from a stockholder the Company. At both March 31, 2003 and December 31, 2002, the balance due was $50,000. Interest is 13% and the note is unsecured. Per the agreement, if principal was not repaid by December 1, 2001, a three-year warrant to purchase 3,742 common shares would be issued for every 30 days the note was unpaid after December 31, 2001. Three-year warrants to purchase 56,122 shares of common stock were granted with the issuance of the note and an additional three-year warrant to purchase 3,742 shares was granted as the note was unpaid at December 31, 2001. An additional three-year warrant to purchase 44,898 shares was granted during the year ended December 31, 2002. The Company owes the stockholder a warrant for an additional 11,226 shares as of March 31, 2003 as the note was not paid. The warrants have an exercise price of $1.34, and expire through December 2006. The warrants were valued using the Black Scholes pricing model, and were determined to have zero value at December 31, 2002. The note is convertible into common stock at the individual's option at a rate of $1.34 per share. The beneficial conversion of the note into common stock was valued using the Black Scholes pricing model, and determined to be zero.

Accrued interest on the notes payable - stockholders was $11,673 and $929 at March 31, 2003 and December 31, 2002, respectively. Interest expense on the notes payable - stockholders was $12,770 and $2,632 for the three months ended March 31, 2003 and 2002, respectively.

(8)  COMMITMENTS AND CONTINGENCIES

PAYROLL AND UNEMPLOYMENT TAXES. In March 2002, the Company filed the required payroll and unemployment tax returns to the Internal Revenue Service (IRS), the Minnesota Department of Revenue, and the Maryland Department of Revenue for the years ended December 31, 2001 and December 31, 2000. Settlement agreements have been finalized with all three taxing authorities. In June 2002, the State of Minnesota filed a state tax lien against the Company's assets with respect to the Company's withholding tax liabilities which remained outstanding. As of December 31, 2002, this lien has been released. In July 2002, the IRS filed a federal tax lien against the Company's assets with respect to the Company's withholding tax liabilities which remained outstanding. The Company entered into an agreement with the IRS effective April 1, 2003 which included monthly payments of $12,500 during the months April through June, 2003, monthly payments of $17,500 for the months July through September, 2003, and monthly payments of $20,000 beginning in October 2003, and ending in June 2004, when the debt would be paid in full. At March 31, 2003 and December 31, 2002, an estimated liability for the amounts due, including an estimate for penalties and interest, of approximately $265,000 and $296,000, respectively, is included in accrued payroll and related taxes.

(9)  SUBSEQUENT EVENTS

In addition to the 320,000 Units sold in the January 21, 2003 Offering (Note 5), the remaining 180,000 Units were sold in the second quarter of 2003. Approximately $124,000 of additional net proceeds were raised and an additional 360,000 five-year warrants with an exercise price of $0.75 were issued. The warrants were valued using the Black Scholes pricing model. The resulting original issue discount, the fair value of the warrants, was amortized over the life of the promissory note using the straight-line method, which approximates the interest method.

Effective June 30, 2003, principal of $400,000 and interest of $11,434 was converted into two-year 10% debentures convertible into Common Stock with a conversion price of $0.40 per share (the "Conversion"). For each $1.00 converted into the debenture, one five-year warrant with an exercise price of $0.75 was issued. Warrants for 411,434 shares were issued in conjunction with the Conversion. The $411,435 converted was allocated between the promissory notes and the warrants based on the relative fair values of the securities at the time of issuance. The warrants were valued using the Black Scholes pricing model. The beneficial conversion of the promissory notes into the debentures was valued using the Black Scholes pricing model, and determined to be zero. In conjunction with the Conversion, the Company granted the underwriter a five-year warrant for 100,000 shares with an exercise price of $.40 per share.

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

The installment loan due to a bank with a balance of $900,000 as of March 31, 2003 matured on April 14, 2003 and the loan due to a bank for $22,000 matured on June 28, 2003. On April 17, 2003, the bank loan for $900,000 was renewed with an interest rate of prime plus 3% with a minimum rate of 7.25%, and is due June 30, 2004 (Note 5). The bank loan for $22,000 was paid in full on June 28, 2003.

Effective April 7, 2003, the Company commenced an offering (the "Revenue Offering") consisting of a minimum of three units and a maximum of ten units (collectively, the "Revenue Units"). Each $50,000 Revenue Unit consists of a right to receive a fee (the "Fee") in the amount of $0.07 for each monthly license (PIN) sold by the Company, regardless of the dollar denomination of the PIN, exclusive of PIN revenue generated in connection with the 9278 Mobile's license agreement. The Revenue Units began earning Fees as of December 1, 2003 ("Beginning Date") and will end the later of: (i) twenty-nine (29) months after the Beginning Date or (ii) the date Investors receive 150% of the amount paid for the Revenue Units. The Fees are to be paid on a monthly basis and are not secured or guaranteed, and will be accreted monthly. The Company raised a total of $635,000 in the revenue offerings with net proceeds of $330,618 and debt issuance costs of $340,588 (including $36,206 of non-cash debt issuance costs). A long-term liability for the amount of the gross proceeds has been recorded in the accompanying financial statements. The aggregate carrying amount of the long-term liability was $645,948 at December 31, 2003, which includes one month of accretion in the amount of $10,948. The underwriter for the Revenue Offering was granted a five-year warrant for 158,750 shares with an exercise price of $0.40 per share. The warrant was valued using the Black Scholes pricing model.

Effective October 20, 2003, the Company commenced an offering (the "Private Placement Offering") of up to 1,500,000 units, each unit consisting of a 10% convertible two-year promissory note (the "Private Placement Note") in the principal amount of $1.00 and a five-year warrant (the "Private Placement Warrant") to purchase three shares of common stock, at an exercise price of $0.75 for the first share, $1.00 for the second share and $1.25 for the third share. An additional 225,000 units were reserved for over-subscription. The Private Placement Notes bear interest at the rate of ten percent (10%) per annum payable at maturity, and are convertible at any time until the maturity date into two and one-half (2-1/2) shares of Common Stock for each $1.00 of principal amount converted. Payment of the Private Placement Note is not secured or guaranteed. In connection with the Private Placement Offering, the Company retained an agent to act as the Company's exclusive agent to offer and sell the Placement Units. Further, the Company agreed to issue to the agent, as part of the agent's compensation, a warrant to purchase a number of shares of Common Stock equal to ten percent (10%) of the number of shares of Common Stock into which the Placement Notes sold in the Private Placement Offering may be converted. The Company issued 2,604000 Private Placement Warrants to purchase common stock at prices ranging from $.75 to $1.25 per share in connection with this Private Placement Offering. The gross proceeds of $1,251,000 were allocated between the Private Placement Notes and the Private Placement Warrants based on the relative fair values of the securities at the time of issuance. The Private Placement Warrants were valued using the Black Scholes pricing model. The resulting original issue discount, the fair value of the Private Placement Warrants and the beneficial conversion of the Private Placement Notes into common stock as defined in EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", will be amortized over the life of the Private Placement Notes using the straight-line method, which approximates the interest method. As of March 23, 2004 the Company has sold 868,000 units for net proceeds to the Company of approximately $725,000 and has issued the underwriter a five-year warrant with an exercise price of $0.40 for 217,000 shares of Common Stock. The Offering through the underwriter expired as of March 23, 2004 and the Company intends to continue the Private Placement Offering without the underwriter.

Since December 31, 2003, the Company has raised gross proceeds of $383,000, with net proceeds of $328,215, in the October 20, 2003 Private Placement Offering (Note 6). Along with the two-year 10% Private Placement Notes convertible into the Company's common stock at a conversion rate of $0.40 per share, the Company issued Private Placement Warrants for 1,149,000 shares with an average exercise price of $1.00 per share. The proceeds of $383,000 were allocated between the Private Placement Notes and the Private Placement Warrants based on the relative fair values of the securities at the time of issuance. The Private Placement Warrants were valued using the Black Scholes pricing model. The resulting original issue discount, the fair value of the Private Placement Warrants and the beneficial conversion of the Private Placement Note into common stock as defined in EITI 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", is being amortized over the life of the Private Placement Notes using the straight-line method, which approximates the interest method. The Company issued a five-year warrant with an exercise price of $0.40 to the underwriter of the offering for 317,000 shares, of which 95,750 warrants were for the $383,000 raised after December 31, 2003.

The maturity date on the $100,000 note payable - stockholder that was not part of the Conversion (Note 6) was extended to December 31, 2004. As consideration for the extension, the note holder was granted a warrant that expires on October 30, 2008 for 100,000 shares of the Company's common stock with an exercise price of $0.75 per share (Note 5). The warrants were valued using the Black Scholes pricing model. The resulting original issue discount, the fair value of the warrants, is being amortized over the life of the loan payable using the straight-line method, which approximates the interest method.

In August 2003, in consideration of the Company not repaying the short term note payable to purchase inventory, the Company issued a warrant to purchase 240,000 shares of the Company's common stock at an exercise price of $.50 per share, expiring in August 2006. The warrant was valued using the Black Scholes pricing model. The resulting original issue discount, the fair value of the warrant, is being amortized over the life of the note payable using the straight-line method, which approximates the interest method. This note has been extended to June 1, 2004. (Note 5).

As of March 31, 2003, $385,000 was due to the Chairman of the Company's Board of Directors. A portion of the loan, $100,000 was refinanced with the $900,000 bank loan on April 17, 2003; $65,000 was repaid on May 1, 2003 and promissory notes were issued for the remaining $220,000 with 6.25% interest maturing June 30, 2004. This individual advanced an additional $161,000 to the Company to cover a payment on the bank debt, product development and operating expenses. These advances are to be repaid on June 30, 2004 and have an annual interest rate of 6.25%.

On April 28, 2004 the Company signed an $830,000 note payable to a bank. The note has a term of five years and accrues interest at the variable prime rate (currently 4.0%) plus 2.0%, with a minimum of 6.0% and a maximum of 8.5% and had a 1.0% origination fee. Repayment terms include interest only through December 2004 with monthly principal and interest payments of $7,042, beginning January 2005. A penalty of 5% on any prepayment in excess of 10% of the loan balance during the first year of the loan will have to be paid; this prepayment penalty decreases one percent each year during the term of the loan. The loan is guaranteed by the Company's Chairman of the Board and a shareholder and the Company's Chairman has pledged collateral equaling at least 133% of the loan amount.

$800,000 of the April 28, 2004 bank loan was used to make a payment to the finance company on the loan to the purchase of cellular telephones that was entered into on May 3, 2002. The Company anticipates that the remaining principal and accrued interest due on that loan of $422,457 will be converted into units of the October 20, 2003 Private Placement Offering for a two-year 10% debenture convertible into common stock of the Company at a conversion rate of $0.40 and five-year warrants for 1,267,371 shares with an average exercise price of $1.00 per share. The Company also anticipates that the Company's Chairman and a shareholder will each personally guarantee $100,000 of the $422,457 obligation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

The Company reported a net loss of $510,907 for the three months ended March 31, 2003, or $(0.04) per diluted share, compared with a net loss of $311,138, or $(0.03) per diluted share, for the same period in the prior fiscal year. The primary components of the increase in the net loss in the first quarter of 2003 compared to the first quarter of 2002 were (1) the Company paid $125,000 to Audiovox for software development (recorded as research and development expense) which gave the Company the ability to install its prepaid software on an Audiovox tri-mode cellular telephone and (2) interest expense increased approximately $110,000 due to financing the purchase of cellular telephone inventory ($84,000 increase) and amortization of original issue discount related the fair value of the warrants attached to bridge financing obtained during the first quarter of 2003 ($24,000 increase) (see Notes 5 and 6 to Consolidated Financial Statements under Item 1).

Net sales increased for the three months ended March 31, 2003 by 424% to $275,666 from $52,572 for the same period in 2002. This increase was the result of: receiving a $50,000 license fee; selling Audiovox CDM-135 dual-mode cellular telephones and selling the airtime to be used on those phones. Cost of goods sold increased from $5,313 to $242,324 due to selling the Audiovox CDM-135 telephones and the Company purchasing airtime to resell to its customers.

General and administrative expenses decreased by $40,090 to $265,132 for the three months ended March 31, 2003 from the same period in 2002. This decrease was primarily the result of penalties and interest related to delinquent prior years' payroll and unemployment taxes recorded in 2002, and not in the quarter ended March 31, 2003 (see Note 9 to Consolidated Financial Statements under Item
1).). Management expects general and administrative expenses to remain at about this level for the rest of the year. Research and development costs increased during the first three months of 2003 by $112,715 to $143,233 from the same period in 2002 due to a $125,000 payment to Audiovox for software development. This is the only substantial research and development expenditure planned for 2003, the remaining expected expenses for 2003 are for contract services at levels comparable to the prior year. Marketing expenses remained relatively constant at $7,681 compared to $5,000 during the same period in 2002 and no large expenditures are budgeted for the remainder of 2003.

Interest expense increased by $110,543 to $128,215 during the three months ended March 31, 2003 compared with the same period in 2002. This increase was primarily due to the addition of the short-term note payable to a commercial finance company to finance inventory and amortization of original issue discount related to the fair value of warrants issued in conjunction with the Offering in the first three months of 2003 (see Note 5 to Consolidated Financial Statements under Item 1).

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2003, the Company had total current assets of $653,466, of which $547,977 was inventory of telephones held for resale. Current assets decreased by $235,369 from December 31, 2002, primarily as the result of selling telephone inventory and a reduction of cash which was used in operations. At March 31, 2003, the Company had total current liabilities of $3,801,338. Current liabilities increased by $267,573 from December 31, 2002, primarily as the result of a $160,000 indebtedness incurred in an offering (see Note 5 to Consolidated Financial Statements under Item 1)and a loan from the Company's Chairman of the Board for $125,000 (see Note 7 to Consolidated Financial Statements under Item 1)) that was used to pay Audiovox for software enhancements to allow the Company's prepaid software to be integrated with the Audiovox tri-mode cellular telephone.

The Company used $374,324 of cash for operating activities during the three months ended March 31, 2003, primarily the result of a $510,907 net loss for the period, offset by a $170,510 decrease in inventories. The Company had no investing activities during the three months ended March 31, 2003. Financing activities generated $225,744 during the three months ended March 31, 2003, which primarily consisted of a loan from the Chairman of the Board for $125,000 and net proceeds of $98,939 from the Offering commenced in January 2003.

Funding operating deficits and current liability payments will continue to challenge the Company. Operating expenses will continue to exceed revenue in the near future. Principal and interest obligations on Company debts, accrued payroll taxes and outstanding accounts payable all require additional cash payments.

The Company continues to generate operating losses. Including the $320,000 raised through March 31, 2003 (see Note 5 to Consolidated Financial Statements under Item 1), we raised additional capital of approximately $390,000 by issuing promissory notes for $500,000 of which $400,000 and the related accrued interest were converted into 2-year notes with annual interest of 10% convertible into the Company's common stock with a conversion price of $0.40 per share and five-year warrants with an exercise price of $0.75 per share for every $1.00 converted. We raised gross proceeds of $635,000 (net of approximately $535,000) in two revenue share offerings that commenced in April and September 2003 under which every $50,000 investment is entitled to a revenue share of $0.07 on each PIN sold over a 29-month period beginning December 2003 with a minimum payback of 150% invested. In October 2003 we commenced an offering to raise up to $1.5 million in 10% convertible promissory notes and three five-year warrants with an average exercise price of $1.00 for every $1.00 invested. As of March 23, 2004, gross proceeds of $868,000 (net of approximately $725,000) have been raised under this offering.

Our ability to continue as a going concern is dependent on ultimately achieving profitability and/or raising additional capital. We intend to obtain additional debt or equity capital to meet all of our existing cash obligations and to fund our operations, however, there can be no assurance that additional capital will be available on terms favorable to the Company. We believe that we will need to raise incremental financing of $600,000 to $800,000 over the next six months from the date of this filing to finance our operations and service current liabilities until operating cash flows are sufficient to fund the Company's cash requirements. There can be no assurance that we can raise the necessary capital at all or under terms acceptable to us. The report of the Company's independent certified public accountants for 2002 expresses substantial doubt as to the ability of the Company to continue as a going concern.

We intend to obtain strategic investors that along with investing cash in the Company will also generate additional revenue but once again, there can be no assurance that we will be successful in obtaining any strategic investors.

Additional funds will also be required to add our prepaid software to additional models of handsets.

At its current stage of business development, the Company's quarterly revenues, results of operations and cash flows may be materially affected by, among other factors, market acceptance of the Company and its products, demand for the Company's products, development and introduction of next generation products, general economic conditions and negotiations with current debtors. Some of these factors are not within the control of the Company. As a result, there can be no assurance that the Company will be sufficiently funded.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The accounting policies used in preparing our interim 2003 consolidated financial statements are the same as those described in our Annual Report on Form 10-KSB for fiscal year ended December 31, 2002. Our significant accounting policies are:

REVENUE RECOGNITION. The Company recognizes revenue when it is realized and earned. This generally does not occur until all of the following are met: persuasive evidence of an arrangement to purchase exists, delivery has occurred, the price is fixed and collection is reasonably assured. The Company considers delivery to have occurred when its products are shipped.

Software license revenue is recognized when all of the following criteria have been met: there is an executed license agreement, software has been delivered to the customer, the license fee is fixed and payable within twelve months, collection is deemed probable and product returns are reasonably estimable.

DEFERRED REVENUES AND CUSTOMER DEPOSITS. Deferred revenues represent payment received in advance of products to be delivered and are recognized as revenue when the product is shipped. Customer deposits are received from various customers and are refundable upon termination of the contract.

SOFTWARE DEVELOPMENT COSTS. Software development costs are expensed as incurred. Management is required to use professional judgment in determining whether development costs meet the criteria for immediate expense or capitalization.

ALLOWANCE FOR DOUBTFUL ACCOUNTS. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of specific customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required or revenue could be deferred until collectibility becomes probable. Accounts receivable are shown net of allowance of $1,500 at both March 31, 2003 and December 31, 2002.

INVENTORIES AND RELATED ALLOWANCE FOR OBSOLETE AND EXCESS INVENTORY. Inventories are valued at the lower of cost or market. Inventory consists of purchased cellular telephones. An inventory obsolescence reserve was not considered necessary at December 31, 2002 since an inventory write down of $545,984 was recorded during the year. The Company does not believe that an inventory obsolescence reserve is required at March 31, 2003.

LONG-LIVED ASSETS. Property, equipment, and intangible assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Property and equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

NET LOSS PER COMMON SHARE. Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the reporting period. Diluted net loss per common share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to common share equivalents (stock options and stock warrants) had been issued. Potentially dilutive common equivalent shares of 5,179,011 and 3,064,139 for the three months ended March 31, 2003 and 2002, respectively, have not been included in the computation of diluted net loss per common share for all periods presented because their inclusion would be anti-dilutive.

STOCK-BASED COMPENSATION. In accordance with Accounting Principles Board (APB) Opinion No. 25 and related interpretations, the Company uses the intrinsic value-based method for measuring stock-based compensation cost which measures compensation cost as the excess, if any, of the quoted market price of the Company's common stock at the grant date over the amount the employee must pay for the stock. The Company's general policy is to grant stock options at fair value at the date of grant. Options and warrants issued to nonemployees are recorded at fair value, as required by Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," using the Black Scholes pricing model.

USE OF ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.


CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS

Preparing financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

This Quarterly Report on Form 10-QSB, including the information incorporated by reference herein and the exhibits hereto, and other written and oral statements made from time to time by us may include "forward-looking" statements. Forward-looking statements broadly involve our current expectations for future results. Any statement that is not a historical fact, including estimates, projections, future trends and the outcome of events that have not yet occurred, are forward-looking statements. Our forward-looking statements generally relate to our financing plans, trends affecting our financial condition or results of operations, our growth and operating strategy, product development, competitive strengths, the scope of our intellectual property rights, sales efforts, and the declaration and payment of dividends. Words such as "anticipates," "believes," "could", "estimates," "expects," "forecast," "intend," "may," "plan," "possible," "project," "should," "will" and similar expressions generally identify our forward-looking statements. You must carefully consider forward-looking statements and understand that such statements involve a variety of assumptions, risks and uncertainties, known and unknown, and may be affected by a number of factors, including, among others, the factors discussed in our Annual Report on Form 10-KSB for the year ended December 31, 2002.

We also caution you that forward-looking statements speak only as of the date made. We undertake no obligation to update any forward-looking statement, but investors are advised to consult any further disclosures by us on this subject in our filings with the Securities and Exchange Commission, especially on Forms 10-KSB, 10-QSB, and 8-K (if any), in which we discuss in more detail various important factors that could cause actual results to differ from expected or historic results. We intend to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 regarding our forward-looking statements, and are including this sentence for the express purpose of enabling us to use the protections of the safe harbor with respect to all forward-looking statements.

ITEM 3. CONTROLS AND PROCEDURES

Prior to filing this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Company's delinquent filings have been the result of the Company not having funds available to pay independent auditors for their services on a timely basis.

The Company also evaluated, with the participation of the Chief Executive Officer and Chief Financial Officer of the Company, any change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB. There was no change in the Company's internal control over financial reporting identified in that evaluation that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-QSB that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting. Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, management has decided that considering the employees involved and the control procedures in place, risks associated with such lack of segregation are insignificant and the potential benefits of adding employees to clearly segregate duties do not justify the expenses associated with such increases.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On April 13, 2004, Telemac Corporation filed a complaint in the Central District of California U.S. District Court against Teledigital, Inc. and Tele Digital Development, Inc. for patent infringement; unregistered mark infringement; false description, representation and designation; and unfair competition asking the Court to enjoin the Company from violating Telemac's intellectual property rights under its patents and unregistered mark and to impose upon the Company damages for its infringement of Telemac's intellectual property rights.

The Company and its legal counsel have conducted a review of the intellectual property rights of both the Company and the third party. At this time, the Company and its counsel do not believe that the third party's intellectual property rights are as valid and enforceable as asserted.

We believe there are certain defenses and strategies available to the Company to defend this matter; however, we cannot provide assurance that we will be successful in defending ourselves against such claims. The Company is in the process of retaining trial counsel and developing an activities budget to manage this litigation. It is too early to determine what, if any, business arrangement will develop as a result of discussions with Telemac, Inc. regarding this matter. The costs involved in contesting the third party's claims can be significant, but the Company believes they can be contained while a business dialogue ensues. Because of the unpredictable nature of this process, there can be no assurance on the outcome of this exchange or the litigation.

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company had no sales of unregistered securities during the three months ended March 31, 2003.

ITEM 3.  DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

All financial statement schedules not listed have been omitted because the required information is included in the Condensed Financial Statements or the Notes thereto, or is not applicable.

         (a)      Exhibits

                  31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a - 14(a) of the Securities Exchange Act of 1934 (filed herewith electronically).

                  32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 (filed herewith electronically).

         (b)      Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the three months ended March 31, 2003.


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 7, 2004                      Teledigital, Inc.



                                        /s/ Richard L. Barnaby
                                        -------------------------------------
                                        Richard L. Barnaby
                                        President and Chief Executive Officer