Form 10QSB
period 2003-06-30
TELEDIGITAL INC
filed 2004-05-07
CIK 798122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                  For the quarterly period ended June 30, 2003

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


       -----------------------------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)

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

                                TELEDIGITAL, INC.
                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

   Item 1.  Financial Statements
        Consolidated Balance Sheets as of
        June 30, 2003 (Unaudited) and December 31, 2002                      3

        Consolidated Statements of Cash Flows (Unaudited) for
        the Three and Six Months Ended June 30, 2003 and 2002                4

        Consolidated Statements of Operations (Unaudited) for
        the Three and Six Months Ended June 30, 2003 and 2002                5

        Notes to Consolidated Financial Statements                           6

   Item 2.  Management's Discussion and Analysis or Plan of Operation       13

   Item 3.  Controls and Procedures                                         17


PART II. OTHER INFORMATION                                                  18

   Item 1.  Legal Proceedings

   Item 2.  Changes in Securities and Small Business Issuer
                 Purchases of Equity Securities

   Item 3.  Default Upon Senior Securities

   Item 4.  Submission of Matters to a Vote of Security Holders

   Item 5.  Other Information

   Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES                                                                  20

EXHIBITS                                                                    21

PART I                         FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                        TELEDIGITAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                               June 30,      December 31,
                                                                                 2003            2002
                                                                             ------------    ------------
                                                                              (Unaudited)
                                     ASSETS
CURRENT ASSETS
      Cash                                                                   $     47,629    $    123,284
      Accounts receivable, net                                                     85,232           4,490
      Due from related party                                                       32,574          42,574
      Inventories                                                                 253,147         718,487
                                                                             ------------    ------------
      Total Current Assets                                                        418,582         888,835
                                                                             ------------    ------------

PROPERTY AND EQUIPMENT, NET                                                        17,491          25,325
                                                                             ------------    ------------

OTHER ASSETS

      Debt issuance costs, net                                                    139,646            --
      Security and other deposits                                                  10,753          10,753
                                                                             ------------    ------------
            Total Other Assets                                                    150,399          10,753
                                                                             ------------    ------------
                 TOTAL ASSETS                                                $    586,472    $    924,913
                                                                             ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
      Short-term debt                                                        $  2,107,641    $  2,233,120
      Notes payable - stockholders, net of original issue discount                370,000         470,000
      Current maturities of long-term debt                                          3,891           6,474
      Accounts payable                                                            430,659         307,376
      Accrued payroll and related taxes                                           258,142         316,898
      Accrued expenses                                                            236,970         124,578
      Deferred revenues and customer deposits                                      10,000          75,319
                                                                             ------------    ------------
      Total Current Liabilities                                                 3,417,303       3,533,765
LONG-TERM LIABILITIES
      Convertible debentures and long-term debt,
        net of current maturities                                                 371,434             577
      Other long-term liability                                                   400,000            --
                                                                             ------------    ------------
      Total Liabilities                                                         4,188,737       3,534,342
                                                                             ------------    ------------
COMMITMENT AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
      Undesignated preferred stock, 5,000,000 shares authorized
      Common stock, $.025 par value per share
        45,000,000 shares authorized
        14,064,232 and 14,030,409 shares issued and outstanding                   351,605         350,760
      Additional paid-in capital                                                9,723,179       9,568,510
      Accumulated Deficit                                                     (13,677,049)    (12,528,699)
                                                                             ------------    ------------
      Total Stockholders' Deficit                                              (3,602,265)     (2,609,429)
                                                                             ------------    ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                            $    586,472    $    924,913
                                                                             ============    ============

          See accompanying notes to consolidated financial statements.

                        TELEDIGITAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               Three months ended June 30,      Six months ended June 30,
                                                  2003            2002            2003            2002
                                              ------------    ------------    ------------    ------------
NET SALES                                     $    552,883    $     61,761    $    828,549    $    114,334
COST OF GOODS SOLD                                 552,927         146,863         795,252         152,176

INVENTORY WRITE-DOWN TO
LOWER OF COST OR MARKET                               --           120,000            --           120,000
                                              ------------    ------------    ------------    ------------
     Gross Profit (Loss)                               (44)       (205,102)         33,297        (157,842)
                                              ------------    ------------    ------------    ------------

OPERATING EXPENSES
     General and administrative                    362,260         328,527         627,387         633,749
     Research and development                       47,176          68,324         190,409          98,842
     Marketing                                      12,875           5,000          20,556          10,000
     Impairment of intangible asset                   --            56,290            --            56,290
                                              ------------    ------------    ------------    ------------
          Total Operating Expenses                 422,311         458,141         838,352         798,881
                                              ------------    ------------    ------------    ------------
     Operating Loss                               (422,355)       (663,243)       (805,055)       (956,723)
                                              ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE)
     Interest expense                             (215,148)        (51,658)       (343,363)        (69,316)
     Other income (expense)                             55            --                68            --
                                              ------------    ------------    ------------    ------------
          Net Other Expense                       (215,093)        (51,658)       (343,295)        (69,316)
                                              ------------    ------------    ------------    ------------
               Loss Before Income Tax
               Expense                            (637,448)       (714,901)     (1,148,350)     (1,026,039)

INCOME TAX EXPENSE                                    --              --              --              --
                                              ------------    ------------    ------------    ------------
     NET LOSS                                 $   (637,448)   $   (714,901)   $ (1,148,350)   $ (1,026,039)
                                              ============    ============    ============    ============

Basic and diluted net loss per common share   $      (0.04)   $      (0.07)   $      (0.08)   $      (0.11)
                                              ============    ============    ============    ============

Weighted-average common shares
outstanding

     Basic and diluted                          14,064,232      10,220,739      14,052,622       9,724,348
                                              ============    ============    ============    ============



          See accompanying notes to consolidated financial statements.

                        TELEDIGITAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                  For the Six Months Ended June 30,
                                                                       2003            2002
                                                                    -----------    -----------
 CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                        $(1,148,355)   $(1,026,039)
     Adjustments to reconcile net loss to net cash
     flows from operating activities:
          Depreciation and amortization                                    7,834          9,596
          Impairment of intangible asset                                    --           56,290
          Inventory write-down to lower of cost or market                   --          120,000
          Amortization of original issue discount                        147,314           --
          Amortization of debt issuance costs                             10,287           --
          Common stock issued for services                                 8,200         29,675
          Changes in operating assets and liabilities:
               Accounts receivable, net                                  (80,742)        28,288
               Inventories                                               465,340     (1,372,588)
               Due from related party                                     10,000           --
               Accounts payable                                          123,288         93,722
               Accrued payroll and related taxes                         (58,756)      (136,540)
               Accrued expenses                                          123,826         14,418
               Deferred revenues and customer deposits                   (65,319)          --
                                                                     -----------    -----------
                    Net Cash Flows from Operating Activities            (457,083)    (2,183,178)
                                                                     -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of property and equipment                                    --          (12,871)
                                                                     -----------    -----------
                    Net Cash Flows from Investing Activities                --          (12,871)
                                                                     -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
     Checks issued in excess of bank balance                                --          (31,206)
     Net advances (payments) on short-term debt                         (225,479)     1,308,000
     Net advances (payments) on long-term debt                            (3,160)        19,313
     Net proceeds from (payments on) notes
     payable - stockholders and warrants issued                          360,000        (25,000)
     Proceeds from other long- term liability                            400,000           --
     Payments for debt issuance costs                                   (149,933)          --
     Payments on due to related party                                       --          (13,005)
     Proceeds from the exercise of stock warrants                           --          177,047
     Proceeds from the issuance of common stock                             --          760,900
                                                                     -----------    -----------
               Net Cash Flows from Financing Activities                  381,428      2,196,049
                                                                     -----------    -----------
          NET CHANGE IN CASH                                             (75,655)          --
CASH - Beginning of Period                                               123,284           --
                                                                     -----------    -----------
     CASH - END OF PERIOD                                            $    47,629    $      --
                                                                     ===========    ===========
Supplemental cash flow disclosures:
     Cash paid for interest                                          $   151,727    $    34,888
                                                                     ===========    ===========
     Conversion of notes payable-stockholders and
     accrued interest into long-term debt                            $   371,434    $      --
                                                                     ===========    ===========
     Conversion of notes payable - stockholders to short-term debt   $   100,000    $      --
                                                                     ===========    ===========

          See accompanying notes to consolidated financial statements.

                        TELEDIGITAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)



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

Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of specific customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required or revenue could be deferred until collectibility becomes probable. Accounts receivable are shown net of allowance of $1,500 at both June 30, 2003 and December 31, 2002.

INVENTORIES AND RELATED ALLOWANCE FOR OBSOLETE AND EXCESS INVENTORY. Inventories are valued at the lower of cost or market. Inventory consists of purchased cellular telephones. An inventory obsolescence reserve was not considered necessary at December 31, 2002 since an inventory write down of $545,984 was recorded during the year. Management does not believe that an inventory obsolescence reserve is required at June 30, 2003.

LONG-LIVED ASSETS. Property, equipment, and intangible assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Property and equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

NET LOSS PER COMMON SHARE. Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the reporting period. Diluted net loss per common share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to common share equivalents (stock options and stock warrants) had been issued. Potentially dilutive common equivalent shares of 5,811,738 and 3,534,329 at June 30, 2003 and 2002, respectively, have not been included in the computation of diluted net loss per common share for all periods presented because their inclusion would be anti-dilutive.

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

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148 as an amendment to SFAS No. 123 providing alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and also provides required additional disclosures about the method of accounting for stock-based employee compensation. The amendments are effective for financial statements for fiscal years ending after December 31, 2002 and for interim periods beginning after December 15, 2002. The Company adopted the annual disclosure provision of SFAS No. 148 during the year ended December 31, 2003. The Company has currently chosen to not adopt the voluntary change to the fair value based method of accounting for stock-based employee compensation, pursuant to SFAS No. 148.

No stock options were granted by the Company during the six months ended June 30, 2003. Stock options having a weighted average exercise price of $1.71 per share for 729,153 shares were granted in the merger of XOX in the quarter ended June 30, 2002. Also, during the three months ended June 30, 2002, stock options for 336,735 shares with an exercise price of $0.53 were granted to employees.

Pursuant to APB No. 25 and related interpretations, $0 and $29,675, and $8,200 and $29,675 of compensation cost has been recognized in the accompanying consolidated statements of operations for the three and six months ended June 30, 2003 and 2002, respectively. Had compensation cost been recognized based on the fair value of options at the grant dates consistent with the provisions of SFAS No. 123, the Company's pro forma net loss and basic and diluted net loss per common share would have been as follows:

                                               Three Months Ended June 30,    Six Months Ended June 30,
                                               ---------------------------   ---------------------------
                                                   2003           2002           2003           2002
                                               ------------   ------------   ------------   ------------
Net Loss:
         As reported                           $  (637,448)   $  (714,901)   $(1,148,350)   $(1,026,039)
         Pro forma                             $  (637,448)   $  (714,901)   $(1,148,350)   $(1,026,039)

Basic and diluted net loss per common share:
         As reported                           $     (0.04)   $     (0.07)   $     (0.08)   $     (0.11)
         Pro forma                             $     (0.04)   $     (0.07)   $     (0.08)   $     (0.11)

Stock-based compensation:
         As reported                           $      --      $    29,675    $     8,200    $    29,675
         Pro forma                             $      --      $      --      $      --      $      --

In determining the compensation cost of the options granted during the three months ended June 30, 2002, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized as follows:

                                                            2002
                                                          --------
       Risk-free interest rate                               3.25%
       Expected life of options granted                   10 years
       Expected volatility range                                0%
       Expected dividend yield                                  0%

The above table for expected volatility was zero as the Company was unable to obtain stock pricing information for the three months ended June 30, 2002.

USE OF ESTIMATES The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

(3)  ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company incurred a net loss of $2,450,855 for the year ended December 31, 2002 and had a working capital deficit of $2,644,930 at December 31, 2002. Also, the Company incurred a net loss of $1,148,355 for the six months ended June 30, 2003 and had a working capital deficit of $2,998,726 at June 30, 2003.

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

The Company's ability to continue as a going concern is dependent on its ultimately achieving profitability and/or raising additional capital. Management intends to obtain additional debt or equity capital to meet all of its existing cash obligations and fund its operations, however, there can be no assurance that additional capital will be available on terms favorable to the Company. (See Note 11 - Subsequent Events and Item 2 - Liquidity and Capital Resources for debt and equity financing completed since June 30, 2003).

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

(5) SHORT-TERM DEBT

On May 3, 2002, the Company signed a $1,308,000 note payable with a commercial finance company. The debt was incurred to finance the purchase of cellular telephones. The note is collateralized by the cellular telephones purchased under the agreement, a collateralized interest in all assets, and is jointly and severally guaranteed by two stockholders and an officer of the Company. A warrant to purchase 260,000 shares of the Company's common stock at an exercise price of $0.50 was issued under the loan agreement. The proceeds of $1,308,000 were allocated between the note payable and the warrant based on the relative fair values of the securities at the time of issuance. The warrant was valued using the Black Scholes pricing model which determined it to be zero. The note payable accrued interest at a rate of 13% (effective rate of 13%) and matured on January 31, 2003. It was extended in January 2003 at which time an additional financing fee was incurred and the interest rate was increased to 15% (effective rate of 22%) and the extended due date is June 1, 2004 (Note 9). At June 30, 2003 and December 31, 2002, the balance due on the note payable along with accrued financing costs and interest was $1,199,641 and $1,290,120, respectively. Interest expense on this note payable for the three months ended June 30 2003 and 2002 was $43,123 and $27,395, respectively and was $116,018 and $27,395 for the six months ended June 30, 2003 and 2002, respectively.

The Company had term loans outstanding due to a bank totaling $908,000 and $943,000 at June 30, 2003 and December 31, 2002. The loans outstanding at December 31, 2002 accrued interest at prime plus 1% with a minimum interest rate of 6.0% (effective rate of 6.0% at December 31, 2002). An installment loan with a balance of $900,000 matured on April

14, 2003. The loan was renewed with an interest rate of prime plus 3% with a minimum rate of 7.25% (effective rate of 7.25% at June 30, 2003) and is due June 30, 2004. The loans are collateralized by substantially all the assets of the Company and are jointly and severally guaranteed by two stockholders of the Company and the revocable trust of one stockholder. Accrued interest was $7,269 and $4,650 at June 30, 2003 and December 31, 2002, respectively. Interest expense on these loans was $19,048 and $15,715 for the three months ended June 30, 2003 and 2002, respectively and was $35,344 and $30,632 for the six months ended June 30, 2003 and 2002, respectively.

(6) LONG-TERM DEBT

Effective January 21, 2003, the Company commenced an offering (the "Offering") of up to 500,000 units ("Units"). Each Unit consisted of a 10% convertible promissory note in the principal amount of $1.00 and a five-year warrant to purchase two shares of Common Stock with an exercise price of $0.75 per share. As of June 30, 2003, the Company raised a total of $460,000 ($300,000 during 2003), which includes the $160,000 bridge note to stockholder (Note 9), with net proceeds of approximately $351,000 and debt issuance costs of approximately $109,000. As of June 30, 2003, warrants for 920,000 shares had been issued in conjunction with the Offering with 600,000 warrants being issued during the six months ended June 30, 2003 and 320,000 warrants being issued on December 31, 2002. The warrants were valued using the Black Scholes pricing model. The resulting original issue discount, the fair value of the warrants, was amortized over the life of the promissory notes using the straight-line method, which approximates the interest method. Effective June 30, 2003, principal of $360,000 and interest of $11,434 was converted into two-year 10% debenture notes convertible into common stock with a conversion price of $0.40 per share (the "Conversion"). The notes are reflected on the financial statements as long-term debt. One promissory note for $100,000 was not converted (Note 9). For each $1.00 converted into the debenture, one five-year warrant with an exercise price of $0.75 was issued. A total of 371,434 warrants were issued in conjunction with the Conversion. The proceeds of $371,434 were allocated between the debenture notes and the warrants based on the relative fair values of the securities at the time of conversion. The warrants were valued using the Black Scholes pricing model. The resulting original issue discount, is being amortized over the life of the debenture notes using the straight-line method, which approximates the interest method. The beneficial conversion of the promissory notes into debenture notes was valued using the Black Scholes pricing model, and determined to be zero. In conjunction with the Conversion, the Company agreed to grant the underwriter a five-year warrant for 91,000 shares with an exercise price of $0.40 per share.

(7)  OTHER LONG-TERM LIABILITY

Effective April 7, 2003, the Company commenced an offering (the "Revenue Offering") consisting of a minimum of three units and a maximum of ten units (collectively, the "Revenue Units"). Each $50,000 Revenue Unit consists of a right to receive a fee (the "Fee") in the amount of $0.07 for each monthly license (PIN) sold by the Company, regardless of the dollar denomination of the PIN, exclusive of PIN revenue generated in connection with the 9278 Mobile's license agreement. The Revenue Units began earning Fees as of December 1, 2003 ("Beginning Date") and will end the later of: (i) twenty-nine (29) months after the Beginning Date or (ii) the date Investors receive 150% of the amount paid for the Revenue Units. The Fees are to be paid on a monthly basis and are not secured or guaranteed, and will be accreted monthly. As of June 30, 2003 the Company raised gross proceeds of $400,000 in the Revenue Offering with net proceeds of $336,500 and debt issuance costs of $63,500. A long-term liability for the amount of the gross proceeds has been recorded in the accompany financial statements. The Company agreed to issue a five-year warrant to the underwriter for the Revenue Offering for 100,000 shares with an exercise price of $0.40 per share. The warrant was valued using the Black Scholes pricing model.

(8) STOCKHOLDERS' DEFICIT

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

During the year ended December 31, 2002 the Company issued 3,320,028 shares of common stock for the exchange of the fair market value of the assets and liabilities of XOX Corporation of $504,056, which is net of costs of $207,655.

During the six months ended June 30, 2003, the Company issued 15,340 shares of common stock in lieu of cash for services rendered of $8,200.

(9)  RELATED PARTY TRANSACTIONS

DUE TO RELATED PARTIES. The Company has received advances from the Chairman of the Board. At June 30, 2003 and December 31, 2002, the balance due was $220,000 and $260,000, respectively. Interest on $100,000 was the prime rate plus 1% with a minimum interest rate of 6% (6% at December 31, 2002) and was unsecured. This loan was repaid in April 2003. The remaining advances of $220,000 and $160,000 bear interest at 6.25%, and are unsecured. The advances outstanding at December 31, 2002 were due on March 5, 2003 and were extended to March 5, 2004. An additional advance in March 2003 of $60,000 originally was due on December 31, 2003 and was extended to June 30, 2004 (Note 9).

The Company received an advance on a bridge loan payable for $160,000 from a stockholder of the Company. Interest on the $160,000 is being charged at 10% (effective rate of 40%). Under the terms of the bridge loan agreement, $60,000 of the debt was converted in June 2003 into 60,000 units with each unit consisting of one dollar principal amount of a 10% convertible debenture and a five-year warrant to purchase one share of the Company's common stock at an exercise price of $0.75 per share (Note 5). The remaining balance of $100,000 was originally due on December 31, 2003 and has been extended to December 31, 2004 (Note 9). In conjunction with the bridge loan a warrant was issued to purchase 320,000 shares of the Company's common stock at an exercise price of $0.75 per share, that expires in March 2008. The warrant was valued using the Black Scholes pricing model, and the value was determined to be zero.

The Company received advances from a stockholder the Company. At both June 30, 2003 and December 31, 2002, the balance due was $50,000. Interest is 13% and the note is unsecured. Per the agreement, if principal was not repaid by December 1, 2001, a three-year warrant to purchase 3,742 common shares would be issued for every 30 days the note was unpaid after December 31, 2001. Three-year warrants to purchase 56,122 shares of common stock were granted with the issuance of the note and an additional three-year warrant to purchase 3,742 shares was granted as the note was unpaid at December 31, 2001. An additional three-year warrant to purchase 44,898 shares was granted during the year ended December 31, 2002. The Company owes the stockholder a warrant for an additional 22,452 shares as of June 30, 2003 as the note was not repaid. The warrants have an exercise price of $1.34, and expire through December 2006. The warrants were valued using the Black Scholes pricing model, and were determined to have zero value at December 31, 2002. The note is convertible into common stock at the stockholder' option at a rate of $1.34 per share. The beneficial conversion of the note into common stock was valued using the Black Scholes pricing model, and determined to be zero.

Accrued interest on the notes payable - stockholders was $14,173 and $929 at June 30, 2003 and December 31, 2002, respectively. Interest expense on the notes payable - stockholders for the three months ended June 30 2003 and 2002 was $15,558 and $4,642, respectively and was $28,328 and $7,273 for the six months ended June 30, 2003 and 2002, respectively.

(10)  COMMITMENTS AND CONTINGENCIES

PAYROLL AND UNEMPLOYMENT TAXES. In March 2002, the Company filed the required payroll and unemployment tax returns to the Internal Revenue Service (IRS), the Minnesota Department of Revenue, and the Maryland Department of Revenue for the years ended December 31, 2001 and December 31, 2000. Settlement agreements have been finalized with all three taxing authorities. In June 2002, the State of Minnesota filed a state tax lien against the Company's assets with respect to the Company's withholding tax liabilities which remained outstanding. As of December 31, 2002, this lien has been released. In July 2002, the IRS filed a federal tax lien against the Company's assets with respect to the Company's withholding tax liabilities which remained outstanding. The Company entered into an agreement with the IRS effective April 1, 2003 which included monthly payments of $12,500 during the months April through June, 2003, monthly payments of $17,500 for the months July through September, 2003, and monthly payments of $20,000 beginning in October 2003 until debt is paid in full. At June 30, 2003 and December 31, 2002, an estimated liability for the amounts due, including an estimate for penalties and interest, of approximately $212,000 and $296,000, respectively, is included in accrued payroll and related taxes.

(11)  SUBSEQUENT EVENTS

In addition to the 460,000 Units sold in the January 21, 2003 Offering (Note 5), the remaining 40,000 Units were sold in July 2003. Approximately $37,000 of additional net cash proceeds were raised and a five year warrant for 80,000 shares with an exercise price of $0.75 was issued. The warrant was valued using the Black Scholes pricing model. The resulting original issue discount, the fair value of the warrant, was expensed. The $40,000 note was immediately converted into a two-year 10% debenture convertible into Common Stock with a conversion price of $0.40 per share and a five-year warrant to purchase 40,000 shares with an exercise price of $0.75 was issued. The $40,000 converted was allocated between the debenture note and the warrant based on the relative fair values of the securities at the time of issuance. The warrant was valued using the Black Scholes pricing model. The beneficial conversion of the promissory note into the debenture was valued using the Black Scholes pricing model, and determined to be zero. In conjunction with the Conversion, the Company granted the underwriter a five-year warrant for 100,000 shares, including the 91,000 shares disclosed in
Note 5, with an exercise price of $0.40 per share.

The Company raised an additional $235,000 in the Revenue Offerings (Note 7) during the third quarter of 2003. Including the $400,000 raised in the second quarter, we raised a total of $635,000 in the Revenue Offerings with net cash proceeds of $535,543 and debt issuance costs of $440,045, including $36,206 of non-cash debt issuance costs. The underwriter for the Revenue Offering was granted a five-year warrant for 158,750 shares, including the 100,000 shares disclosed in Note 7, with an exercise price of $0.40 per share. The warrants were valued using the Black Scholes pricing model.

Effective October 20, 2003, the Company commenced an offering (the "Private Placement Offering") of up to 1,500,000 units, each unit consisting of a 10% convertible two-year promissory note (the "Private Placement Note") in the principal amount of $1.00 and a five-year warrant (the "Private Placement Warrant") to purchase three shares of common stock, at an exercise price of $0.75 for the first share, $1.00 for the second share and $1.25 for the third share. An additional 225,000 units were reserved for over-subscription. The Private Placement Notes bear interest at the rate of ten percent (10%) per annum payable at maturity, and are convertible at any time until the maturity date into two and one-half (2-1/2) shares of common stock for each $1.00 of principal amount converted. Payment of the Private Placement Notes is not secured or guaranteed. In connection with the Private Placement Offering, the Company retained an agent to act as the Company's exclusive agent to offer and sell the units. Further, the Company agreed to issue to the agent, as part of the agent's compensation, a warrant to purchase a number of shares of common stock equal to ten percent (10%) of the number of shares of Common Stock into which the Private Placement Notes sold in the Private Placement Offering may be converted. The Company issued 2,604,000 Private Placement Warrants to purchase common stock at prices ranging from $.75 to $1.25 per share in connection with the Private Placement Offering. The gross proceeds of $868,000 were allocated between the Private Placement Notes and the Private Placement Warrants based on the relative fair values of the securities at the time of issuance. The Private Placement Warrants were valued using the Black Scholes pricing model. The resulting original issue discount, the fair value of the Private Placement Warrants and the beneficial conversion of the Private Placement Notes into common stock as defined in EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments", will be amortized over the life of the Private Placement Notes using the straight-line method, which approximates the interest method. As of May 7, 2004 the Company has sold 868,000 units for net cash proceeds to the Company of approximately $725,000 with debt issuance costs of $470,772 and has issued the underwriter a five-year warrant with an exercise price of $0.40 for 217,000 shares of Common Stock. The Private Placement Offering through the underwriter expired as of March 23, 2004 and the Company is continuing the offering without the underwriter.

The maturity date on the $100,000 note payable - stockholder that was not part of the Conversion (Note 6) was extended to December 31, 2004. As consideration for the extension, the note holder was granted a warrant that expires on October 30, 2008 for 100,000 shares of the Company's common stock with an exercise price of $0.75 per share (Note 5). The warrant was valued using the Black Scholes pricing model. The resulting original issue discount, the fair value of the warrant, is being amortized over the life of the loan payable using the straight-line method, which approximates the interest method.

In August 2003, as consideration for the Company not repaying the short term note payable to purchase inventory, the Company issued a warrant to purchase 240,000 shares of the Company's common stock at an exercise price of $0.50 per share, expiring in August 2006. The warrant was valued using the Black Scholes pricing model. The resulting original issue discount, the fair value of the warrant, is being amortized over the life of the note payable using the straight-line method, which approximates the interest method. This note has been extended to June 1, 2004 (Note 5).

As of June 30, 2003, $220,000 was due to the Chairman of the Company's Board of Directors. This individual advanced an additional $116,000 to the Company to cover a payment on the bank debt, product development and operating expenses. These advances are to be repaid on June 30, 2004 and have an annual interest rate of 6.25% (Note 9).

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

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2003 COMPARED JUNE 30, 2002

Net sales increased for the three months ended June 30, 2003 by 795% to $552,883 from $61,761 for the same period in 2002. This increase was the result of selling Audiovox CDM-135 dual-mode cellular telephones and selling the airtime to be used on those phones. Net sales increased for the six months ended June 30, 2003 by 625% to $828,549 from $114,334 for the same period in 2002. In addition to selling dual-mode cellular telephones, this increase was also the due to receiving a $50,000 one-time license fee.

Cost of goods sold increased from $146,863 to $552,927 or 276% for the three months ended June 30, 2003 and increased 423% from $152,176 to $795,252 for the six months ended June 30, 2003 compared to the same periods in 2002. The major components of the increases were sales of Audiovox CDM-135 telephones and the increase in airtime volume sold. Inventory was written down by $120,000 in the second quarter of 2002 to reflect its decrease in market value.

General and administrative expenses increased by $33,733 to $362,260 for the three months ended June 30, 2003 and decreased by $6,357 to $627,392 for the six months ended June 30, 2003 compared to the same periods in 2002. The second quarter increase was primarily the result of a write off of an account receivable of approximately $90,000 for telephones the Company delivered for which payment was never received offset by professional fees related to the merger in the same period in the prior year. For the six-month period, this increase was offset by not having penalties and interest related to delinquent prior years' payroll and unemployment taxes in 2003 that were recorded in 2002 (see Note 10 to Consolidated Financial Statements under Item 1). Research and development costs decreased during the three months ended June 30, 2003 by $21,148 to $47,176 compared to the same period in 2002 due to a reduction in use of outside contractors. Management expects general and administrative expenses to remain at about this level for the rest of the year. The $91,567 increase in research and development costs to $190,409 for the six months ended June 30, 2003 compared to the same period in 2002 consisted of a $125,000 payment to Audiovox for software development in 2002 offset by the reduction of outside contractors in 2003. The expected expenses for the second half of 2003 are for contract services and are expected to be comparable to the prior year. Marketing expenses increased from $5,000 to $12,875 for the three months ended June 30, 2003 and from $10,000 to $20,556 for the six months ended June 30, 2003 compared to the same periods in 2002. The increase for both periods was due to increased travel related to sales efforts offset by not retaining an outside contractor. No large marketing expenditures are budgeted for the remainder of 2003.

Interest expense increased by $163,490 to $215,148 during the three months ended June 30, 2003 and by $274,047 to $343,363 during the six months ended June 30, 2003 compared with the same periods in 2002. This increase was primarily due to the addition of the short-term note payable to a commercial finance company to finance inventory in May 2002 (see Note 5 to Consolidated Financial Statements under Item 1), interest on the promissory notes issued under the Offering and amortization of original issue discount interest expense of the fair value of warrants issued under the Offering in the first six months of 2003 (see Note 6 to Consolidated Financial Statements under Item 1).

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2003, the Company had total current assets of $418,583, of which $253,147 was inventory of telephones held for resale. Current assets decreased by $470,252 from December 31, 2002, primarily as the result of selling telephone inventory and a reduction of cash which was used in operations. At June 30, 2003, the Company had total current liabilities of $3,417,303. Current liabilities decreased by $116,462 from December 31, 2002, primarily as the result of payments on the note to finance inventory and payments on payroll tax liability. Long term liabilities increase $771,434 during the six months ended June 30, 2003 as a result of the Conversion and the Revenue Offering (see Notes 5, 6, and 7 to Consolidated Financial Statements under Item 1).

The Company used $457,083 of cash for operating activities during the six months ended June 30, 2003, primarily the result of a $1,148,355 net loss from operations for the period which included a non-cash charge of $147,314 for amortization of original issue discount, offset by a $465,340 decrease in inventories. The Company had no investing activities during the six months ended June 30, 2003. Financing activities generated $381,428 during the six months ended June 30, 2003, which primarily consisted of net proceeds from the Offering and the Revenue Offering (see Notes 5, 6, and 7 to Consolidated Financial Statements under Item 1).

Funding operating deficits and current liability payments will continue to challenge the Company. Operating expenses will continue to exceed revenue in the near future. Principal and interest obligations on Company debts, accrued payroll taxes and outstanding accounts payable all require additional cash payments.

The Company continues to generate operating losses. In 2003, we raised additional capital of approximately $390,000 by issuing promissory notes under the Offering for $500,000 of which $400,000 and the related accrued interest were converted into 2-year notes with annual interest of 10% convertible into the Company's common stock with a conversion price of $0.40 per share and five-year warrants with an exercise price of $0.75 per share for every $1.00 converted. We raised gross proceeds of $635,000 (net of approximately $535,000) in two Revenue Offerings that commenced in April and September 2003 under which every $50,000 investment is entitled to a revenue share of $0.07 on each PIN sold over a 29-month period beginning December 2003 with a minimum payback of 150% invested. In October 2003, we commenced the Private Placement Offering to raise up to $1.5 million in 10% convertible promissory notes and three five-year warrants with an average exercise price of $1.00 for every $1.00 invested. As of March 23, 2004, gross proceeds of $868,000 (net of approximately $725,000) have been raised under this offering.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of specific customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required or revenue could be deferred until collectibility becomes probable. Accounts receivable are shown net of allowance of $1,500 at both June 30, 2003 and December 31, 2002.

INVENTORIES AND RELATED ALLOWANCE FOR OBSOLETE AND EXCESS INVENTORY. Inventories are valued at the lower of cost or market. Inventory consists of purchased cellular telephones. An inventory obsolescence reserve was not considered necessary at December 31, 2002 since an inventory write down of $545,984 was recorded during the year. Management does not believe that an inventory obsolescence reserve is required at June 30, 2003.

LONG-LIVED ASSETS. Property, equipment, and intangible assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Property and equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

NET LOSS PER COMMON SHARE. Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the reporting period. Diluted net loss per common share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to common share equivalents (stock options and stock warrants) had been issued. Potentially dilutive common equivalent shares of 5,811,738 and 3,534,329 at June 30, 2003 and 2002, respectively, have not been included in the computation of diluted net loss per common share for all periods presented because their inclusion would be anti-dilutive.

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

The Company had no sales of unregistered securities during the three months ended June 30, 2003.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of the stockholders of XOX Corporation, was held on April 9, 2003, with the following matters submitted to a vote and the results of the vote:

                                                                         Number of shares voted
                                                                         ----------------------
                                                                                                    Broker
                                                             For         Against     Abstained     Non-Vote
                                                          ---------      -------     ---------     --------
(1) To approve an amendment to the Amended
and Restated Certificate of Incorporation of
the Company to change the name of the
Company from "XOX Corporation" to
"Teledigital, Inc."                                       7,929,453      50,896        44,899           --

(2) To approve an amendment to the Amended
and Restated Certificate of Incorporation of
the Company to:
        (a) Increase the number of authorized shares
        of capital stock to 50,000,000 shares,
        (b) Increase the number of authorized shares
        of common stock to 45,000,000 shares, and
        (c) Eliminate the 5,000,000 shares reserved
        as undesignated shares                            6,433,649     194,739        69,166      1,327,694

Both matters were approved by the stockholders.

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

         (b)      Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the three months ended June 30, 2003.

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