Form 10QSB
period 2003-09-30
TELEDIGITAL INC
filed 2004-05-07
CIK 798122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934

                For the quarterly period ended September 30, 2003

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

                                TELEDIGITAL, INC.
                                      INDEX

                                                                        Page No.
                                                                        --------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements
              Consolidated Balance Sheets as of
              September 30, 2003 (Unaudited) and December 31, 2002            3

              Consolidated Statements of Operations (Unaudited) for the
              Three and Nine Months Ended June 30, 2003 and 2002              4

              Consolidated Statements of Cash Flows (Unaudited) for the
              Three and Nine Months Ended September 30, 2003 and 2002         5

              Notes to Consolidated Financial Statements                      7

         Item 2.  Management's Discussion and Analysis or Plan
                  of Operation                                               14

         Item 3.  Procedures and Controls                                    17


PART II. OTHER INFORMATION                                                   18

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

PART I                              FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                        TELEDIGITAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                                                   September 30,   December 31,
                                                                       2003           2002
                                                                   -------------   ------------
                                                                    (Unaudited)
                                     ASSETS
CURRENT ASSETS
    Cash                                                           $     34,190    $    123,284
    Accounts receivable, net                                             60,461           4,490
    Due from related party                                                 --            42,574
    Inventories                                                          96,899         718,487
                                                                   ------------    ------------
        Total Current Assets                                            191,550         888,835
                                                                   ------------    ------------

PROPERTY AND EQUIPMENT, NET                                              13,518          25,325
                                                                   ------------    ------------

OTHER ASSETS
    Debt issuance costs, net                                            237,303            --
    Security and other deposits                                          10,753          10,753
                                                                   ------------    ------------
        Total Other Assets                                              248,056          10,753
                                                                   ------------    ------------
            TOTAL ASSETS                                           $    453,124    $    924,913
                                                                   ============    ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
    Short-term debt                                                $  1,987,961    $  2,233,120
    Notes payable - stockholders, net of original issue discount        428,400         470,000
    Current maturities of long-term debt                                  2,254           6,474
    Accounts payable                                                    513,812         307,376
    Accrued payroll and related taxes                                   265,689         316,898
    Accrued expenses                                                    158,059         124,578
    Deferred revenues and customer deposits                              15,000          75,319
                                                                   ------------    ------------
        Total Current Liabilities                                     3,371,175       3,533,765
LONG-TERM LIABILITIES
    Convertible debentures and long-term debt, net                      393,938             577
    Other long-term liability                                           635,000            --
                                                                   ------------    ------------
        Total Liabilities                                             4,400,113       3,534,342
                                                                   ------------    ------------
COMMITMENT AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
    Undesignated preferred stock, 5,000,000 shares authorized
    Common stock, $.025 par value per share
        45,000,000 shares authorized
        14,064,232 and 14,030,409 shares issued and outstanding         351,605         350,760
    Additional paid-in capital                                        9,819,557       9,568,510
    Accumulated Deficit                                             (14,118,151)    (12,528,699)
                                                                   ------------    ------------
        Total Stockholders' Deficit                                  (3,946,989)     (2,609,429)
                                                                   ------------    ------------
            TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT            $    453,124    $    924,913
                                                                   ============    ============

              See accompanying notes to consolidated financial statements.

                        TELEDIGITAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three months ended               Nine months ended
                                                     September 30,                    September 30,
                                              ----------------------------    ----------------------------
                                                 2003            2002             2003            2002
                                              ------------    ------------    ------------    ------------
NET SALES                                     $    516,679    $     89,001    $  1,345,228    $    203,335
COST OF GOODS SOLD                                 465,823          22,336       1,261,075         174,512

INVENTORY WRITE-DOWN TO
LOWER OF COST OR MARKET                               --              --              --           120,000
                                              ------------    ------------    ------------    ------------
    Gross Profit (Loss)                             50,856          66,665          84,153         (91,177)
                                              ------------    ------------    ------------    ------------

OPERATING EXPENSES
    General and administrative                     310,112         552,233         937,504       1,185,982
    Research and development                        42,651          31,764         233,060         130,606
    Marketing                                        4,377          10,492          24,933          20,492
    Impairment of intangible asset                    --            32,207            --            88,497
                                              ------------    ------------    ------------    ------------
        Total Operating Expenses                   357,140         626,696       1,195,497       1,425,577
                                              ------------    ------------    ------------    ------------
            Operating Loss                        (306,284)       (560,031)     (1,111,344)     (1,516,754)
                                              ------------    ------------    ------------    ------------
OTHER INCOME (EXPENSE)
    Interest expense                              (134,872)       (114,409)       (478,235)       (183,725)
    Other income (expense)                              59           3,541             127           3,541
                                              ------------    ------------    ------------    ------------
        Net Other Expense                         (134,813)       (110,868)       (478,108)       (180,184)
                                              ------------    ------------    ------------    ------------
            Loss Before Income Tax Expense        (441,097)       (670,899)     (1,589,452)     (1,696,938)
INCOME TAX EXPENSE                                    --              --              --              --
                                              ------------    ------------    ------------    ------------
    NET LOSS                                  $   (441,097)   $   (670,899)   $ (1,589,452)   $ (1,696,938)
                                              ============    ============    ============    ============
Basic and diluted net loss per common share   $      (0.03)   $      (0.05)   $      (0.11)   $      (0.15)
                                              ============    ============    ============    ============

Weighted-average common shares outstanding
    Basic and diluted                           14,064,232      13,947,526      14,056,449      11,147,544
                                              ============    ============    ============    ============



          See accompanying notes to consolidated financial statements.

                        TELEDIGITAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                 For the Nine Months Ended September 30,
                                                                                            2003           2002
                                                                                        ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                                            $(1,589,452)   $(1,696,938)
    Adjustments to reconcile net loss to net cash flows from operating activities:
        Depreciation and amortization                                                        11,807         13,085
        Impairment of intangible asset                                                         --           88,497
        Forgiveness of note receivable from employee                                           --            3,000
        Inventory write-down to lower of cost or market                                        --          120,000
        Amortization of original issue discount                                             189,990           --
        Amortization of debt issuance costs                                                  22,810           --
        Common stock issued for services                                                      8,200         29,675
        Changes in operating assets and liabilities:
            Accounts receivable, net                                                        (55,971)       113,154
            Inventories                                                                     621,588     (1,292,588)
            Security and other deposits                                                        --           (5,000)
            Due from related party                                                           42,574           --
            Accounts payable                                                                206,436        227,778
            Accrued payroll and related taxes                                               (51,209)      (214,393)
            Accrued expenses                                                                 44,915         (8,392)
            Deferred revenues and customer deposits                                         (60,319)          --
                                                                                        -----------    -----------
                Net Cash Flows from Operating Activities                                   (608,631)    (2,622,122)
                                                                                        -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchases of property and equipment                                                        --          (14,496)
    Cash received from acquisition of Tele Digital Development, Inc.                           --          615,424
                                                                                        -----------    -----------
            Net Cash Flows from Investing Activities                                           --          600,928
                                                                                        -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Checks issued in excess of bank balance                                                    --          (42,395)
    Net advances (payments) on short-term debt                                             (345,159)     1,303,000
    Net repayments of long-term debt                                                         (4,797)        (4,256)
    Net proceeds from (payments on) notes payable - stockholders and warrants issued        458,400        (47,000)
    Proceeds from other long-term liability                                                 635,000           --
    Payments for debt issuance costs                                                       (223,907)          --
    Proceeds from the exercise of stock warrants                                               --          177,047
    Proceeds from the issuance of common stock                                                 --          763,900
                                                                                        -----------    -----------
            Net Cash Flows from Financing Activities                                        519,537      2,150,296
                                                                                        -----------    -----------
        NET CHANGE IN CASH                                                                  (89,094)       129,102
CASH - Beginning of Period                                                                  123,284           --
                                                                                        -----------    -----------
    CASH - END OF PERIOD                                                                $    34,190    $   129,102
                                                                                        ===========    ===========

Supplemental cash flow disclosures:
    Cash paid for interest                                                              $   256,793    $   132,028
                                                                                        ===========    ===========
    Conversion of notes payable-stockholders and accrued interest into long-term debt   $   411,434    $      --
                                                                                        ===========    ===========

    Conversion of long-term debt and accrued interest to common stock                                  $    32,000
                                                                                        ===========    ===========
    Warrants issued related to modifications of notes payable-stockholders and
    long-term debt                                                                      $    44,902    $      --
                                                                                        ===========    ===========
    Warrants issued for services related to debt issuance                               $    36,206    $      --
                                                                                        ===========    ===========
    Conversion of notes payable - stockholders to short-term debt                       $   100,000    $      --
                                                                                        ===========    ===========
    Issuance of common stock in exchange for assets and liabilities in
    connection with merger                                                              $      --      $    96,287
                                                                                        ===========    ===========

          See accompanying notes to consolidated financial statements.

                        TELEDIGITAL, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)



(1)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Teledigital, Inc. and Subsidiary (the "Company" or "we") have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America for interim financial information, pursuant to the rules and regulations of the Securities and Exchange Commission. Pursuant to such rules and regulations, certain financial information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted. The results for the periods indicated are unaudited, but reflect all adjustments (consisting only of normal recurring adjustments) which management considers necessary for a fair presentation of operating results.

Operating results for the three and nine months ended Sepetember 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2002.

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

Effective April 9, 2003, XOX changed its name to Teledigital, Inc.

REVENUE RECOGNITION. The Company recognizes revenue when it is realized and earned. This generally does not occur until all of the following are met: persuasive evidence of an arrangement to purchase exists, delivery has occurred, the price is fixed and collection is reasonably assured. The Company considers delivery to have occurred when our products are shipped.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of specific customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required or revenue could be deferred until collectibility becomes probable. Accounts receivable are shown net of allowances of $43,500 and $1,500 at September 30, 2003 and December 31, 2002, respectively.

INVENTORIES AND RELATED ALLOWANCE FOR OBSOLETE AND EXCESS INVENTORY. Inventories are valued at the lower of cost or market. Inventory consists of purchased cellular telephones. An inventory obsolescence reserve was not considered necessary at December 31, 2002 since an inventory write down of $545,984 was recorded during the year. We do not believe that an inventory obsolescence reserve is required at September 30, 2003.

LONG-LIVED ASSETS. Property, equipment, and intangible assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Property and equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

NET LOSS PER COMMON SHARE. Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the reporting period. Diluted net loss per common share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to common share equivalents (stock options and stock warrants) had been issued. Potentially dilutive common equivalent shares of 6,124,162 and 4,199,247 at September 30, 2003 and 2002, respectively, have not been included in the computation of diluted net loss per common share for all periods presented because their inclusion would be anti-dilutive.

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

No stock options were granted by the Company during the nine months ended September 30, 2003. Stock options having a weighted average exercise price of $1.71 per share for 729,153 shares were granted in the merger of XOX in the quarter ended June 30, 2002. Also during the quarter ended June 30, 2002, stock options for 336,735 shares with an exercise price of $0.53 were granted to employees.

Pursuant to APB No. 25 and related interpretations, $36,207 and $0, and $44,407 and $29,675 of compensation cost related to stock warrants and shares being issued for services has been recognized in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2003 and 2002, respectively. Had compensation cost been recognized based on the fair value of options at the grant dates consistent with the provisions of SFAS No. 123, the Company's pro forma net loss and basic and diluted net loss per common share would have been as follows:

                                                   Three Months Ended           Nine Months Ended
                                                      September 30,                September 30,
                                               --------------------------    --------------------------
                                                   2003          2002           2003           2002
                                               -----------    -----------    -----------    -----------
Net Loss:
         As reported                           $  (441,097)   $  (670,899)   $(1,589,452)   $(1,696,938)
         Pro forma                             $  (441,097)   $  (670,899)   $(1,589,452)   $(1,696,938)

Basic and diluted net loss per common share:
         As reported                           $     (0.03)   $     (0.05)   $     (0.11)   $     (0.15)
         Pro forma                             $     (0.03)   $     (0.05)   $     (0.11)   $     (0.15)

Stock-based compensation:
         As reported                           $    36,207    $      --      $    44,407    $    29,675
         Pro forma                             $      --      $      --      $      --      $      --

In determining the compensation cost of the options granted during the three and nine months ended September 30, 2003, as specified by SFAS No. 123, the fair value of each option grant has been estimated on the date of grant using the Black-Scholes pricing model and the weighted average assumptions used in these calculations are summarized as follows:

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

(3)  ABILITY TO CONTINUE AS A GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company incurred a net loss of $2,450,855 for the year ended December 31, 2002 and had a working capital deficit of $2,644,930 at December 31, 2002. Also, the Company incurred a net loss of $1,589,452 for the nine months ended September 30, 2003 and had a working capital deficit of $3,179,625 at September 30, 2003.

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

The Company's ability to continue as a going concern is dependent on its ultimately achieving profitability and/or raising additional capital. Management intends to obtain additional debt or equity capital to meet all of its existing cash obligations and fund its operations, however, there can be no assurance that additional capital will be available on terms favorable to the Company. (See Note 11 - Subsequent Events and Item 2 - Liquidity and Capital Resources for debt and equity financing completed since September 30, 2003).

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

(5)  SHORT-TERM DEBT

On May 3, 2002, the Company signed a $1,308,000 note payable with a commercial finance company. The debt was incurred to finance the purchase of cellular telephones. The note is collateralized by the cellular telephones purchased under the agreement, a collateralized interest in all assets, and is jointly and severally guaranteed by two stockholders and an officer of the Company. A warrant to purchase 260,000 shares of the Company's common stock at an exercise price of $0.50, expiring in September 2005, was issued to the finance company under the loan agreement. The proceeds of $1,308,000 were allocated between the note payable and the warrant based on the relative fair values of the securities at the time of issuance. The warrant was valued using the Black Scholes pricing model which determined it to be zero. In August 2003, for consideration for the Company not repaying the loan, the Company issued a warrant to the finance company to purchase 240,000 shares of the Company's common stock at an exercise price of $0.50 per share, expiring in August 2006. The warrant was valued using the Black Scholes pricing model. The resulting original issue discount, the fair value of the warrant, is being amortized over the life of the note payable using the straight-line method, which approximates the interest method. The note payable accrues interest at a rate of 15% and 13% (effective rate of 22% and 13%) at September 30, 2003 and December 31, 2002, and matures on June 30, 2004 (Note 11). At September 30, 2003 and December 31, 2002, the balance due on the note payable along with accrued financing costs and interest was $1,137,961 and $1,290,120, respectively. Interest expense on this note payable for the three months ended September 30 2003 and 2002 was $42,026 and $56,350, respectively and was $158,044 and $83,745 for the nine months ended September 30, 2003 and 2002, respectively.

The Company had term loans outstanding due to a bank totaling $850,000 and $943,000 at September 30, 2003 and December 31, 2002. At September 30, 2003, the loan accrued interest at prime plus 3% with a minimum interest rate of 7.25%. At December 31, 2002 the interest rate was prime plus 1% with a minimum interest rate of 6.0%. All outstanding principal and accrued interest was due on March 5, 2003. The Company refinanced the outstanding bank loan in April 2003, and the outstanding principal and accrued interest is due on June 30, 2004. The loan is collateralized by substantially all the assets of the Company and is jointly and severally guaranteed by two stockholders of the Company and the revocable trust of one stockholder. Accrued interest was $0 and $4,650 at September 30, 2003 and December 31, 2002, respectively. Interest expense on these loans for the three months ended September 30 2003 and 2002 was $14,092 and $14,817, respectively and was $49,436 and $45,449 for the nine months ended September 30, 2003 and 2002, respectively.

(6) LONG-TERM DEBT

Effective January 21, 2003, the Company commenced an offering (the "Offering") of up to 500,000 units ("Units"). Each Unit consisted of a 10% convertible promissory note in the principal amount of $1.00 and a five-year warrant to purchase two shares of Common Stock with an exercise price of $0.75 per share. The Company raised a total of $500,000 ($340,000 in 2003), which includes the $160,000 bridge note to stockholder (Note 9), with net proceeds of approximately $388,124 and debt issuance costs of approximately $111,876. Warrants for 1,000,000 shares had been issued in conjunction with the Offering with 680,000 warrants being issued during the nine months ended September 30, 2003 and 320,000 warrants being issued on December 31, 2002. The warrants were valued using the Black Scholes pricing model. The resulting original issue discount, the fair value of the warrants, was amortized over the life of the promissory notes using the straight-line method, which approximates the interest method. Effective June 30, 2003, principal of $400,000 and interest of $11,434 was converted into two-year 10% debenture notes convertible into common stock with a conversion price of $0.40 per share (the "Conversion"). The notes are reflected on the financial statements as long-term debt. One promissory note for $100,000 was not converted (Note 9). For each $1.00 converted into the debenture, one five-year warrant with an exercise price of $0.75 was issued. A total of 411,434 warrants were issued in conjunction with the Conversion. The proceeds of $411,434 were allocated between the debenture notes and the warrants based on the relative fair values of the securities at the time of conversion. The warrants were valued using the Black Scholes pricing model. The resulting original issue discount, is being amortized over the life of the debenture notes using the straight-line method, which approximates the interest method. The beneficial conversion of the promissory notes into debenture notes was valued using the Black Scholes pricing model, and determined to be zero. In conjunction with the Conversion, the Company agreed to grant the underwriter a five-year warrant for 100,000 shares with an exercise price of $0.40 per share.

(7)  OTHER LONG-TERM LIABILITY

Effective April 7, 2003, the Company commenced an offering (the "Revenue Offering") consisting of a minimum of three units and a maximum of ten units (collectively, the "Revenue Units"). Each $50,000 Revenue Unit consists of a right to receive a fee (the "Fee") in the amount of $0.07 for each monthly license (PIN) sold by the Company, regardless of the dollar denomination of the PIN, exclusive of PIN revenue generated in connection with the 9278 Mobile's license agreement. The Revenue Units began earning Fees as of December 1, 2003 ("Beginning Date") and will end the later of: (i) twenty-nine (29) months after the Beginning Date or (ii) the date Investors receive 150% of the amount paid for the Revenue Units. The Fees are to be paid on a monthly basis and are not secured or guaranteed, and will be accreted monthly, beginning in December 2003. The Company raised gross proceeds of $635,000 in the Revenue Offering with net proceeds of $499,338 and debt issuance costs of $135,662 (including $36,206 of non-cash debt issuance costs). A long-term liability for the amount of the gross proceeds has been recorded in the accompany financial statements. The underwriter for the Revenue Offering was granted a five-year warrant for 158,750 shares with an exercise price of $0.40 per share. The warrant was valued using the Black Scholes pricing model.

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


During the nine months ended September 30, 2003, the Company issued 15,340 shares of common stock in lieu of cash for services rendered of $8,200.

(9)  RELATED PARTY TRANSACTIONS

DUE TO RELATED PARTIES. The Company has received advances from the Chairman of the Board. At September 30, 2003 and December 31, 2002, the balance due was $278,400 and $260,000, respectively. Interest on $100,000 was the prime rate plus 1% with a minimum interest rate of 6% (6% at December 31, 2002) and was unsecured. This loan was repaid in June 2003. The remaining balances of $278,400 and $160,000 bear interest at 6.25%, at both September 30, 2003 and December 31, 2002, and are unsecured. The advances are due on June 30, 2004.

The Company received an advance on a bridge loan payable for $160,000 from a stockholder of the Company. Interest on the $160,000 is being charged at 10% (effective rate of 40%). Under the terms of the bridge loan agreement, $60,000 of the debt was converted in June 2003 into 60,000 units with each unit consisting of one dollar principal amount of a 10% convertible debenture and a five-year warrant to purchase one share of the Company's common stock at an exercise price of $0.75 per share (Note 6). The remaining balance of $100,000 was originally due on December 31, 2003 and has been extended to December 31, 2004. In conjunction with the bridge loan a warrant was issued to purchase 320,000 shares of the Company's common stock at an exercise price of $0.75 per share, that expires in March 2008. The warrant was valued using the Black Scholes pricing model, and the value was determined to be zero.

The Company received advances from a stockholder the Company. At both September 30, 2003 and December 31, 2002, the balance due was $50,000. Interest is 13% and the note is unsecured. Per the agreement, if principal was not repaid by December 1, 2001, a three-year warrant to purchase 3,742 common shares would be issued for every 30 days the note was unpaid after December 31, 2001. Three-year warrants to purchase 56,122 shares of common stock were granted with the issuance of the note and an additional three-year warrant to purchase 3,742 shares was granted as the note was unpaid at December 31, 2001. An additional three-year warrant to purchase 44,898 shares was granted during the year ended December 31, 2002 and a three-year warrant for 33,674 was granted on September 30, 2003. The warrants have an exercise price of $1.34, and expire through December 2006. The warrants were valued using the Black Scholes pricing model, and were determined to have a value of $2,307 at September 30, 2003 and zero value at December 31, 2002. The resulting original issue discount, the fair value of the warrants, was expensed, which approximates the interest method. The note is convertible into common stock at the stockholder' option at a rate of $1.34 per share. The beneficial conversion of the note into common stock was valued using the Black Scholes pricing model, and determined to be zero.

Accrued interest on the notes payable - stockholders was $24,345 and $929 at September 30, 2003 and December 31, 2002, respectively. Interest expense on the notes payable - stockholders for the three months ended September 30 2003 and 2002 was $10,172 and $7,277, respectively and was $38,500 and $11,534 for the nine months ended September 30, 2003 and 2002, respectively.

(10)  COMMITMENTS AND CONTINGENCIES

PAYROLL AND UNEMPLOYMENT TAXES. In March 2002, the Company filed the required payroll and unemployment tax returns to the Internal Revenue Service (IRS), the Minnesota Department of Revenue, and the Maryland Department of Revenue for the years ending December 31, 2001 and December 31, 2000. Settlement agreements have been finalized with all three taxing authorities. In June 2002, the State of Minnesota filed a state tax lien against the Company's assets with respect to the Company's withholding tax liabilities which remained outstanding. As of December 31, 2002, this lien has been released. In July 2002, the IRS filed a federal tax lien against the Company's assets with respect to the Company's withholding tax liabilities which remained outstanding. The Company entered into an agreement with the IRS effective April 1, 2003 which included monthly payments of $12,500 during the months April through June, 2003, monthly payments of $17,500 for the months July through September, 2003, and monthly payments of $20,000 beginning in October 2003 until the debt is paid in full. At September 30, 2003 and December 31, 2002, an estimated liability for the amounts due, including an estimate for penalties and interest, of approximately $178,000 and $296,000, respectively, is included in accrued payroll and related taxes.

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

The maturity date on the $100,000 note payable - stockholder that was not part of the Conversion (Note 6) was extended to December 31, 2004. As consideration for the extension, the note holder was granted a warrant that expires on October 30, 2008 for 100,000 shares of the Company's common stock with an exercise price of $0.75 per share (Note 9). The warrant was valued using the Black Scholes pricing model. The resulting original issue discount, the fair value of the warrant, is being amortized over the life of the loan payable using the straight-line method, which approximates the interest method.

On April 28, 2004 the Company signed an $830,000 note payable to a bank. The note has a term of five years and accrues interest at the prime rate (currently 4.0%) plus 2.0%, with a minimum of 6.0% and a maximum of 8.5% and had a 1.0% origination fee. Repayment terms include interest only through December 2004 with monthly principal and interest payments of $7,042, adjusting as the interest rate adjusts beginning January 2005. A penalty of 5% on any prepayment in excess of 10% of the loan balance during the first year of the loan will have to be paid; this prepayment penalty decreases one percent each year during the term of the loan. The loan is guaranteed by the Company's Chairman of the Board and a shareholder and the Company's Chairman has pledged collateral equaling at least 133% of the loan amount.

$800,000 of the April 28, 2004 bank loan was used to make a payment to the finance company on the loan to the purchase of cellular telephones that was entered into on May 3, 2002. The Company anticipates that the remaining principal and accrued interest due on that loan of $422,457 will be converted into units of the October 20,2003 Private Placement Offering for a two-year 10% debenture convertible into common stock of the Company at a conversion rate of $0.40 and five-year warrants for 1,267,371 shares with an average exercise price of $1.00 per share. The Company also anticipates that the Company's Chairman and a shareholder will each personally guarantee $100,000 of the $422,457 obligation.


        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

RESULTS OF OPERATIONS

THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 COMPARED SEPTEMBER 30, 2002

Net sales for the three months ended September 30, 2003 were $516,679 compared to $89,001 for the same period in 2002, for a 480% increase. This increase was the result of selling Audiovox CDM-135 dual-mode cellular telephones; fees for installing our software on telephones supplied by our customers; and selling the airtime to be used on those phones. As more phones are sold and have our software installed, our monthly license fee (PIN fee) and airtime revenue increases. Net sales for the nine months ended September 30, 2003 were $1,345,228 compared to $203,333 for the same period in 2002, for a 561% increase. In addition to increased sales of cellular telephones, fees for installing our software and airtime, this increase also included a $50,000 one-time license fee received in the first quarter of 2003.

Cost of goods sold increased to $465,823 compared to $22,336 or almost 2000% for the three months ended September 30, 2003 and increased more than 600% to $1,261,075 from $174,511 for the nine months ended September 30, 2003 compared to the same periods in 2002. The major components of the increases were sales of Audiovox CDM-135 telephones for approximately the amount that they were written down to at December 31, 2002 and increased airtime volume sold. Inventory was written down by $120,000 in the second quarter of 2002 to reflect its decrease in market value.

General and administrative expenses decreased to $310,112 from $552,233, or $242,121, for the three months ended September 30, 2003 and decreased to $937,504 from $1,185,982 or $248,478, for the nine months ended September 30, 2003 compared to the same periods in 2002. The third quarter decrease was primarily the result of an asset impairment charge, directors and officers liability insurance and expenses related to the merger with XOX in the third quarter of 2002 offset by a write off of an account receivable of approximately $60,000 and an increase in the allowance for bad debts of $42,000 for an account that had overages in airtime usage that the Company paid for but was not paid by the customer in 2003. The decrease for the nine month period was incurred in the three months ended September 30, 2003 compared to the same period in 2002, but there were expenses in each period that did not occur in the comparable period of the prior year. In the first six months of 2003 we wrote off an account receivable of approximately $90,000 for telephones the Company delivered for which payment was never received and in the same period of 2002 we incurred penalties and interest related to delinquent prior years' payroll and unemployment taxes (see Note 10 to Consolidated Financial Statements under Item
1). Research and development costs increased during the three months ended September 30, 2003 to $42,651from $31,764 for the same period in 2002 due to having more contract services in 2003. For the nine months ended September 30, 2003 compared to the comparable period in 2002 research and development expenses increased to $233,060 from $130,605 primarily as the result of a $125,000 payment to Audiovox for software development in 2003.

Marketing expenses decreased to $4,377 from $10,492 in the three months ended September 30, 2003 compared to the prior year due to our attending a trade show in 2002 but not in 2003. Marketing expenses for the nine months ended September 30, 2003 remained relatively constant at $24,934 compared to $20,492 for the same period in 2002.

Interest expense increased by $20,463 to $134,872 during the three months ended September 30, 2003 and by $289,642 to $478,234 during the nine months ended September 30, 2003 compared with the same periods in 2002. This increase was primarily due to the addition of the short-term note payable to a commercial finance company to finance inventory in May 2002 (see Note 5 to Consolidated Financial Statements under Item 1); interest on the bridge financing and amortization of original issue discount related to the fair value of warrants issued in conjunction with bridge financing in the first six months of 2003 (see
Note 5 to Consolidated Financial Statements under Item 1).

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2003, the Company had total current assets of $191,550, of which $96,899 was inventory of telephones held for resale. Current assets decreased by $697,285 from December 31, 2002, primarily as the result of selling telephone inventory and a reduction of cash which was used in operations. At September 30, 2003, the Company had total current liabilities of $3,371,175. Current liabilities increased by $162,590 from December 31, 2002, primarily as the result of an increase in accounts payable.

The Company used $608,631 of cash for operating activities during the nine months ended September 30, 2003, primarily the result of a $1,589,452 net loss from operations for the period which included a non-cash charge of $189,990 for amortization of original issue discount, an increase in accounts payable of $206,436, a $621,588 decrease in inventories. The Company had no investing activities during the nine months ended September 30, 2003. Financing activities generated $519,537 during the nine months ended September 30, 2003, which primarily consisted of net proceeds from the Offering and Revenue Offering (see Notes 5, 6, and 7 to Consolidated Financial Statements under Item 1).

Funding operating deficits and current liability payments will continue to challenge the Company. Operating expenses will continue to exceed revenue in the near future. Principal and interest obligations on Company debts, accrued payroll taxes and outstanding accounts payable all require additional cash payments.

The Company continues to generate operating losses. In 2003 we raised additional capital of approximately $358,000 by issuing promissory notes under the Offering for $500,000 of which $400,000 and the related accrued interest were converted into 2-year notes with annual interest of 10% convertible into the Company's common stock with a conversion price of $0.40 per share and five-year warrants with an exercise price of $0.75 per share for every $1.00 converted. We raised gross proceeds of $635,000 (net of approximately $535,000) in two Revenue Offerings that commenced in April and September 2003 under which every $50,000 investment is entitled to a revenue share of $0.07 on each PIN sold over a 29-month period beginning December 2003 with a minimum payback of 150% invested. In October 2003 we commenced the Private Placement Offering to raise up to $1.5 million in 10% convertible promissory notes and three five-year warrants with an average exercise price of $1.00 for every $1.00 invested. As of March 23, 2004, gross proceeds of $868,000 (net of approximately $725,000) have been raised under this offering.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of specific customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required or revenue could be deferred until collectibility becomes probable. Accounts receivable are shown net of allowances of $43,500 and $1,500 at September 30, 2003 and December 31, 2002, respectively.

INVENTORIES AND RELATED ALLOWANCE FOR OBSOLETE AND EXCESS INVENTORY. Inventories are valued at the lower of cost or market. Inventory consists of purchased cellular telephones. An inventory obsolescence reserve was not considered necessary at December 31, 2002 since an inventory write down of $545,984 was recorded during the year. Management does not believe that an inventory obsolescence reserve is required at September 30, 2003.

LONG-LIVED ASSETS. Property, equipment, and intangible assets are amortized over their useful lives. Useful lives are based on management's estimates of the period that the assets will generate revenue. Property and equipment and intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

NET LOSS PER COMMON SHARE. Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the reporting period. Diluted net loss per common share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding plus all additional common stock that would have been outstanding if potentially dilutive common shares related to common share equivalents (stock options and stock warrants) had been issued. Potentially dilutive common equivalent shares of 6,124,162 and 4,199,247 at September 30, 2003 and 2002, respectively, have not been included in the computation of diluted net loss per common share for all periods presented because their inclusion would be anti-dilutive.

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

ITEM 2. CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

The Company had no sales of unregistered securities during the three months ended September 30, 2003.

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

         (b)      Reports on Form 8-K None

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